Form 10KSB
period 1996-03-31
LASER VISION CENTERS INC
filed 1996-07-29
CIK 861875

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                         ------------------------------

                                  FORM 10-KSB

/X/     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED APRIL 1996

                                    1-10629
                             Commission File Number
                           LASER VISION CENTERS, INC.
                (Name of Registrant as Specified in its Charter)

           DELAWARE                                                     43-1530063
   (State of jurisdiction of                                         (I.R.S. Employer
incorporation or organization)                                    Identification Number)

                     540 MARYVILLE CENTRE DRIVE, SUITE 200
                           ST. LOUIS, MISSOURI 63141
                    (Address of Principal Executive Offices)

                                 (314) 434-6900
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                                                   NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                                           ON WHICH REGISTERED
- -------------------------------                               -------------------------------
         Common Stock,                                             Boston Stock Exchange
        $.01 Par Value

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.01 par value,
          Redeemable Class C, D, and E Common Stock Purchase Warrants
                                (Title of Class)

    Check whether the Company: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for past 90 days. YES /X/ NO / /

     The aggregate market value of the voting stock of the Company held by non-affiliates as of July 18, 1996 was approximately $53,865,000.

            CLASSES OF COMMON EQUITY OUTSTANDING AS OF JULY 18, 1996

        Common Stock, $.01 par value......................................    8,264,556
        Class C Warrants..................................................       24,000
        Class D Warrants..................................................       15,150
        Class E Warrants..................................................       24,500
        Underwriter Unit Warrants.........................................       46,888
        Other Registered Warrants.........................................    1,100,700
        Other Unregistered Warrants.......................................      560,000
          Incentive Stock Options.........................................      316,135
          Non-Qualified Options...........................................      231,000

                      DOCUMENTS INCORPORATED BY REFERENCE
     The Company incorporates by reference various exhibits from the Company's 1991 Registration Statement, file No. 33-33843, the Company's November 1993 Registration Statements, file Numbers 33-67328 and 33-58618, the Company's September 1994 Registration Statement, file No. 33-94050, and periodic reports filed under the Exchange Act.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

ITEM 1

                            DESCRIPTION OF BUSINESS

     The Company is the world's largest provider of access to excimer lasers and related services for the treatment of refractive vision disorders and has 30 lasers currently in use in the United States, Canada and Europe. The Company is also the world's only operator of mobile excimer laser systems. The excimer laser can be used to treat refractive vision disorders such as nearsightedness and astigmatism to eliminate or reduce the need for corrective lenses. LaserVision Centers operate on a shared-access model, giving individual or group ophthalmic practices use of excimer laser technology without investment risk or maintenance requirements, thereby allowing optimal use of the excimer laser equipment. In addition, the Company provides a broad range of professional services, including physician and staff training, technical support services and maintenance and, through its MarketVision and MedSource divisions, advertising and marketing programs and services.

     The Company has operated excimer laser centers in Canada and Europe since 1991 and 1993, respectively. Following the recent approval of the excimer laser technology by the FDA to treat certain refractive vision disorders, the Company began developing centers in the United States. The Company currently operates 14 centers in the United States, with plans to open additional centers. The Company currently provides excimer lasers and related services to fixed-site centers in the United States, Canada, the United Kingdom, Finland, Greece, Sweden and Ireland and operates the MobilExcimer in Canada and the United Kingdom. In the United States, fixed-site laser centers are operated in conjunction with Columbia Healthcare or by the Company independently or through joint ventures.

     In anticipation of the FDA's approval of the excimer laser to perform PRK procedures, the Company developed a relationship with Columbia Healthcare whereby the Company would become the primary provider of excimer lasers to Columbia Healthcare ambulatory surgery centers. Since 1992, the Company has had an option to provide excimer laser surgery equipment, training and services to Columbia Healthcare once the excimer laser technology was approved by the FDA. In December 1994, this mutually exclusive agreement was revised to expand the number of potential sites to include all of the approximately 130 Columbia Healthcare ambulatory surgery centers in 27 states nationwide. To date, the Company is operating 12 centers pursuant to this agreement.

     In addition to operating fixed-site centers, the Company has developed a proprietary MobilExcimer system, which is a self-contained mobile refractive laser surgery center duplicating all of the equipment and services typically found in a fixed-site location. The Company has entered into a mutually exclusive agreement with Calumet Coach Company, the world's leading manufacturer of mobile medical systems, to build the MobilExcimer. This proprietary system gives the Company flexibility which the Company believes is not currently available to its competitors and is intended to help the Company achieve broader penetration of both domestic and international markets. The Company plans to use the MobilExcimer to provide laser access and related services to communities where the Company's potential patient base is insufficient to sustain a fixed-site center, thereby enhancing the Company's ability to expand quickly into multiple markets. The Company recently submitted an application for PMA with the FDA for use of the excimer laser for treatment of low to moderate myopia, which is the first step in seeking approval for the MobilExcimer laser system.

     Currently, the Company provides access to 28 fixed-site lasers -- 12 in Europe, 1 in Canada and 15 in the United States. The Company also has two mobile systems in operation, one in Europe and one in Canada. The Company continues to explore opportunities to expand both its domestic and international operations.

VISION DISORDERS

     The human eye is approximately 25 millimeters in diameter and functions much like a camera, incorporating a lens system which focuses light (the cornea and the lens), a variable aperture system which regulates the amount of light passing through the eye (the iris) and film which records the image

(the retina). Light from a distant object passes through the cornea, iris, and lens, which focus the light on the retina. The retina contains light sensitive receptors which transmit the image through the optic nerve to the brain. Seventy-five percent of the focusing power of the eye is provided by the curvature of the corneal surface.

     Two major categories of vision disorders are refractive and pathological disorders. Refractive disorders result from an inability of the optic system to properly focus images on the retina. Nearsightedness (myopia), farsightedness (hyperopia) and astigmatism are the most common refractive disorders. The amount of refraction is dependent on the shape (specifically, the curvature) of the cornea. If the curvature is not correct, the cornea cannot properly focus the light passing through it onto the retina, and the individual will perceive a blurred image.

     Currently eyeglasses or contact lenses are most often used to treat refractive disorders. They may also be treated by several surgical techniques such as radial keratotomy ("RK"). RK is a surgical procedure used to correct myopia in which an ophthalmologist uses a scalpel to make a series of cuts approximately 400 to 450 microns deep in a radial configuration around the periphery of the cornea. The healing of the incisions causes a flattening of the cornea and corrects small to moderate amounts of myopia. Other techniques in use are keratomileusis, which involves freezing the cornea and reshaping it, and automated lamellar keratoplasty ("ALK"), which involves using a microkeratone to remove microscopic amounts of corneal tissue.

     Another major category of vision problems is pathological disorders. Traumatic, congenital and pathological sources cause defects in the cornea which result in restricted vision. A typical medical alternative for treatment of these conditions is a corneal transplant which involves major surgery and is dependent on the availability of a suitable donor cornea and on the individual surgeon's skill and experience. Corneal transplants frequently produce irregular corneal surfaces which compromise the patient's vision. Another major concern regarding corneal transplantation involves the possibility of transmission of viruses that could infect the patient.

     An industry source estimates that 145 million people in the United States currently use eyeglasses and/or contact lenses to correct refractive vision disorders. Of these individuals, an estimated 66 million suffer from nearsightedness, with approximately 60% of nearsighted persons estimated to have vision disorders within the criteria currently approved by the FDA for treatment with excimer lasers. The Company estimates that approximately one-fourth of all sufferers of nearsightedness also experience astigmatism and an additional 23 million people in the United States suffer from astigmatism but do not experience nearsightedness. According to industry sources, consumers in the United States spent approximately $13 billion on eyeglasses, contact lenses and other corrective lenses in 1994. The Company believes that excimer laser surgery will make it possible for many of these people to eliminate or reduce their reliance on corrective lenses. In particular, the Company believes that many of the approximately 26 million contact lenses users in the United States will be particularly receptive to laser surgery as they have already chosen to use an alternative to eyeglasses for vision correction.

     Industry sources estimate that 200,000 RK procedures were performed in the United States in 1994. Because RK is a manual procedure and is not performed with a computer-controlled device, it is highly dependent on the surgical skill of the ophthalmologist performing the procedure. In addition, because RK involves incisions into the corneal tissue, it weakens the structure of the cornea which can have adverse consequences as patients age. Furthermore, RK has never undergone a controlled clinical study under an FDA protocol because no medical devices, other than a scalpel, are used in the procedure. The Company believes, based on currently available follow-up data and market trends in countries where laser surgery is commercially available, that more people will seek vision correction through laser surgery than through RK because PRK involves reduced surgical risk, does not weaken the corneal tissue, is less invasive and is less dependent on the ophthalmologist's skill.

EXCIMER LASER SURGERY

     An excimer laser emits energy in an extremely short pulse lasting only several billionths of a second. High energy ultraviolet photons produced by the excimer laser create a "non-thermal" process known as ablation which does not heat adjacent tissue. The excimer laser can be used to treat refractive vision disorders such as nearsightedness and astigmatism in the PRK procedure. PRK involves using the excimer laser to resculpt the cornea. This adjusts the amount of refraction which in turn eliminates or reduces the need for corrective lenses. The excimer laser can also be used to treat a number of pathological superficial corneal disorders in a procedure called PTK. Excimer lasers manufactured by VISX and Summit have been approved for treatment of low to moderate myopia, and VISX is currently in the process of pursuing FDA approval for use of its laser for the treatment of astigmatism. Excimer lasers can also be used to perform a procedure known as LASIK in which an ophthalmologist uses a microkeratone to open a flap on the surface of the cornea. Laser energy is then used to ablate corneal cells on the exposed surface to improve the person's visual acuity, and the flap is then folded back into place. LASIK may be more predictable in treating high levels of myopia, but has not been specifically approved in the United States by the FDA.

     Excimer lasers are designed to reshape or sculpt the cornea to correct common visual problems such as nearsightedness and astigmatism by changing the curvature of the cornea, and therefore, the focusing power of the eye. The laser's functions are controlled by a computer based work station. The physician enters the patient data into the system's computer, which makes the calculations necessary for a precise corneal correction. After a verification procedure, the physician cleans and aligns the eye, initiates the treatment and visually monitors the eye during surgery. The procedure lasts approximately 15 or 20 minutes and generally requires less than 40 seconds of laser time. The natural protective cover of the cornea, called the epithelium, typically regrows in 24 to 72 hours to recreate a smooth optical surface over the laser modified curvature of the cornea.

     Some potential medical risks have been identified in connection with the use of PRK surgery and there may be other risks which will not be known until the procedure has been widely used and monitored. Potential complications and side effects include: post-operative discomfort; corneal haze during healing (an increase in the light scattering properties of the cornea); glare/halos (undesirable visual sensations produced by bright lights); decreases in contrast sensitivity; temporary increases in intraocular pressure in reaction to procedure medication; modest fluctuations in refractive capabilities during healing; modest decreases in best corrected vision (i.e., with corrective lenses); unintended over- or under-corrections; regression of effect; disorders of corneal healing; corneal scars; corneal ulcers and induced astigmatism.

BUSINESS STRATEGY

     The Company's goal is to retain its leadership position as the world's largest provider of access to excimer lasers and related services for ophthalmic surgery. In order to achieve this goal, the Company will expand its relationships with eyecare practitioners through its shared-access model, which allows individual or group ophthalmic practices use of excimer laser technology without investment risk or maintenance requirements. Shared access also allows optimal use of the excimer laser systems, thereby maximizing Company revenues.

     The Company's growth strategy combines the following important elements:

     - Increase Market Penetration. The Company intends to increase its market penetration by using a combination of fixed-site laser centers operated by the Company or as joint ventures, including through its agreement with the Ambulatory Surgery Division of Columbia Healthcare, and expanded use of the MobilExcimer system.

          - Columbia Healthcare. The Company intends to capitalize upon its agreement with the Ambulatory Surgery Division of Columbia Healthcare, the world's largest for-profit health care provider with approximately 130 ambulatory surgery centers in 27 states, by establishing additional

     LaserVision Centers at Columbia Healthcare facilities and maximizing the number of patients treated at each operating LaserVision Center. The Company's access to the Columbia Healthcare network positions the Company to establish additional LaserVision Centers more quickly than would be possible through the establishment of independent centers. The Company plans to have more than 20 LaserVision Centers operating in Columbia Healthcare facilities by mid-1997, and intends to continue its evaluation of the remaining Columbia Healthcare facilities to determine which of these facilities would be appropriate for the establishment of additional LaserVision Centers or which of these centers could be more effectively served by the Company's MobilExcimers. In addition to providing access to a large number of ambulatory surgery centers, Columbia Healthcare has over 850 affiliated ophthalmologists and is the single largest provider of ophthalmic procedures in the United States, performing more than 130,000 procedures annually (approximately 10% of all eye surgeries in the United States in 1995). Columbia Healthcare's affiliated ophthalmologists can provide the Company with a large potential patient base to which the Company can market its laser surgery services.

          - MobilExcimer System. The Company believes that it is currently the only company that has developed and is operating a mobile system for the excimer laser. This proprietary system gives the Company flexibility that the Company believes is not currently available to its competitors and is intended to help the Company achieve broader penetration of both domestic and international markets. The Company plans to use the MobilExcimer to provide laser access and related services to communities where the Company's potential patient base is insufficient to sustain a fixed-site center, thereby enhancing the Company's ability to expand quickly into multiple markets. The Company expects that the MobilExcimer will help meet the expected demand for the procedure, while giving both doctors and patients accessibility to laser surgery without the need for extended travel. The Company has entered into a mutually exclusive agreement with Calumet Coach Company ("Calumet"), the world's leading manufacturer of mobile medical systems, to build the MobilExcimer. The Company currently operates two mobile units, one each in Europe and Canada. The Company anticipates that the consolidation of excimer laser surgery centers taking place in Europe and Canada will present further opportunities for its MobilExcimer.

     The MobilExcimer system has not been approved for use in the United States by the FDA. In June 1996, the Company submitted a PMA application with the FDA for the use of VISX's excimer laser system for treatment of low to moderate myopia, which is the first step in seeking approval for the MobilExcimer. Pursuant to an agreement with VISX entered into in May 1996, this PMA application incorporates the information contained in the PMA applications filed with and approved by the FDA for use of VISX excimer lasers for PRK and PTK. If its PMA application is approved, the Company intends to submit a supplement to this PMA application to request FDA approval for use of the excimer laser on the MobilExcimer. See "Risk Factors -- Uncertainty of FDA Approval of MobilExcimer."

          - Other Laser Centers. The Company intends to establish additional fixed-site LaserVision Centers in areas not served by Columbia Healthcare. These centers may be Company owned and operated, such as the Company's center in St. Louis, or owned and operated by a joint venture or partnership with a health care facility provider, such as the Company's center at the Phillips Eye Institute in Minneapolis.

     - Utilize Targeted Marketing. The Company intends to use the knowledge gained through operating LaserVision Centers in Canada and Europe and the marketing expertise of MarketVision and MedSource to identify and market to selected geographic areas. While the international division continues to offer considerable growth opportunities for the Company, management believes the greatest growth market for PRK lies in the United States. Utilizing its marketing expertise, the Company intends to identify demographic groups within selected geographic areas which represent the most likely candidates for excimer laser surgery. After identifying candidates for excimer laser surgery, the Company will continue to provide "value added" services to ophthalmologists and other health care providers by referring and helping to process prospective patients from the initial point of inquiry through surgery.

     - Promote Alliances With Physicians. A key element of the Company's shared-access model is the promotion of alliances with physicians within a community to maximize laser usage and resulting revenues. Through these alliances, the Company attracts ophthalmologists who are not able or willing to purchase, finance and maintain a laser. The Company continues to work with the physicians after a center is opened by providing technical support and training as well as sales and marketing expertise. By providing these services, the Company goes beyond providing laser access and actively works with the physicians to increase the number of consumer inquiries and to turn such inquiries into procedures performed.

     - Grow Through Acquisitions. The Company seeks to expand its presence worldwide through complementary acquisitions of other laser operators, including direct competitors, as well as acquisitions of businesses that provide related equipment or services. The Company expects to take advantage of ongoing market consolidation in Europe through strategic acquisitions of competitors. In addition, the Company believes that the emerging market for the Company's services in the United States will initially be fragmented, as it was in Europe, and may subsequently offer consolidation opportunities.

     - Expand Strategic Relationships. The Company intends to solidify and expand its existing strategic alliances with health care providers, equipment manufacturers, major employers, managed care providers and other third party payors in order to provide the Company access to a larger patient base.

OPERATION OF LASER CENTERS

     The Company provides access to excimer lasers and related services for ophthalmological surgery, collecting a fee for each procedure performed by independent ophthalmologists. Currently, patients are charged approximately $1,500 to $2,200 per eye for the procedure. The Company's fee ranges from approximately $400 to $1,000 per procedure, depending on the services provided by the Company. The Company provides access to excimer lasers and related services through fixed-site laser centers and its MobilExcimer system. The Company currently provides excimer lasers and related services to fixed-site centers in the United States, Canada, the United Kingdom, Finland, Greece, Sweden and Ireland and operates the MobilExcimer in Canada and the United Kingdom. In the United States, fixed-site laser centers are operated in conjunction with Columbia Healthcare or by the Company independently or through joint ventures.

COLUMBIA HEALTHCARE

     The majority of the Company's currently operating or planned U.S. laser centers will operate in selected Columbia Healthcare ambulatory surgery centers. The Company's agreement with Columbia Healthcare provides the Company with the exclusive right to provide excimer laser equipment and related services (marketing, technical support and service) to Columbia Healthcare ambulatory surgery centers. The Company and Columbia Healthcare jointly determine which surgery centers and physician users will be served with excimer lasers (fixed-site or mobile) through a comprehensive business planning process. This process takes into account such factors as market demographics, the number of potential physician users, projected case volume and competition.

     Under the agreement with Columbia Healthcare, the Company provides either the VISX or Summit excimer laser, as specified by the physician users. In some cases, the Company may also provide other equipment such as a corneal topographer. In addition, the Company provides physician and staff training, technical support services and maintenance of the laser, as well as marketing support. Marketing support includes advertising and promotional materials for the center as well as for physician users who elect to participate in a center-level marketing plan. Columbia Healthcare provides space in its facility to accommodate the laser in an appropriate setting, staff to handle inquiries, surgical and support staff and surgical disposables. Typically, the facility and equipment portions of the surgical fee are collected by the Columbia Healthcare center on the date of treatment and the Company is paid monthly for treatments performed during the previous month. The Company and Columbia Healthcare each receive a fixed fee for the equipment and services provided, with the Company receiving a net fee of $450 to $850 per procedure depending on the services provided.

     Currently, the Company provides lasers and related services to 12 Columbia Healthcare facilities located in 10 states. By mid-1997, the Company plans to open approximately 10 additional LaserVision Centers at Columbia Healthcare facilities, although there can be no assurance that such number of centers will be opened. The Company will continue to evaluate the remaining Columbia Healthcare facilities to determine which would be appropriate for fixed-site lasers or the use of the MobilExcimer.

MOBILEXCIMER

     The MobilExcimer is a self-contained mobile refractive laser surgery center, containing a laser and other equipment identical to that typically found in a fixed-site location. The mobile unit is designed to offer excimer laser access to ophthalmologists practicing in communities where the Company's potential patient base is insufficient to support a fixed-site laser surgery facility. Depending on such factors as case volume and distances between sites, a MobilExcimer unit can serve up to five sites per week. The Company intends to implement logistical and routing systems to coordinate use of the MobilExcimer units in a manner that will maximize utilization of capacity and service to patients. Because the Company will provide more services and convenient access and location, it is anticipated that procedures performed with the MobilExcimer will typically generate higher fees per procedure than those performed at fixed-site LaserVision Centers. Currently, these fees are expected to range from approximately $800 to $1,000 per procedure.

     The Company has entered into a mutually exclusive agreement with Calumet, the world's leading manufacturer of mobile medical systems, which provides that Calumet will produce and the Company will purchase a minimum of four MobilExcimers units per year (up to an aggregate of 13) from the date of FDA approval of the MobilExcimer through mid-1999. So long as minimum orders are maintained, Calumet has agreed not to produce mobile laser surgery vehicles for entities other than the Company. This agreement provides the Company with a reliable source of supply from Calumet, which currently manufactures more than 60 percent of the mobile medical systems being used in the United States.

     The mobile units are larger than many fixed laser surgery sites, with a movable exterior wall allowing the MobilExcimer to expand in size upon reaching its destination. The unit has electrical systems that are adaptable for use in the U.S., Canada and Europe. The MobilExcimer can operate with port electrical hookups or an internal generator, either of which are supported by an uninterruptible power supply. The units utilize the Company's patented MobilExcimer mounting system which allows the delicate internal systems of the excimer laser to withstand the rigors associated with mobile operation.

     The first PRK procedure in a MobilExcimer was performed in September 1994 by a Canadian ophthalmologist under the supervision of Dr. Stephen Trokel, the developer of the PRK procedure using the excimer laser. The Company currently operates two mobile units, one serving more than ten sites in Europe and the other serving five sites in Canada. The MobilExcimer system has not been approved for use in the United States by the FDA. In June 1996, the Company submitted a PMA application with the FDA for the use of VISX's excimer laser system for treatment of low to moderate myopia, which is the first step in seeking approval for the MobilExcimer. Pursuant to an agreement with VISX entered into in May 1996, this PMA application incorporates the information contained in the PMA applications filed with and approved by the FDA for use of VISX excimer lasers for PRK and PTK procedures. If its PMA application is approved, the Company intends to submit a supplement to this PMA application to obtain FDA approval for use of the excimer laser on the MobilExcimer. It is uncertain when, if ever, the FDA will approve excimer lasers for mobile use. See "Risk Factors -- Uncertainty of FDA Approval of MobilExcimer."

     The Company believes that the MobilExcimer will provide logistical flexibility in the developing market for PRK. The MobilExcimer will allow the Company to service locations that will not currently support the installation of a fixed-site laser. Over time, the volumes at such locations may grow to be sufficient to support a fixed-site center. Conversely, the volumes at an existing fixed-site center may fall. Due to the flexibility of its MobilExcimer, the Company will be in a position to move a laser from a fixed-site center to a more attractive location while continuing service to the existing location with the MobilExcimer.

OTHER LASER CENTERS

     U.S. Centers. In addition to its affiliation with Columbia Healthcare, the Company intends to open additional fixed-site centers in areas which are not served by Columbia Healthcare ambulatory surgery centers. The Company currently has two U.S. centers that are not associated with Columbia Healthcare: the Company's LaserVision Center in St. Louis, which is wholly owned and operated by the Company, and the center at the Phillips Eye Institute in Minneapolis, which is owned and operated by a joint venture between the Company and the facility provider. The Company intends to open three additional independent fixed-site centers in the United States by the end of 1996, although there can be no assurance that such number of centers will be opened. These additional centers will be owned and operated either by the Company or by a joint venture or partnership with other entities. The services the Company provides to these centers are virtually identical to those provided to centers located at Columbia Healthcare facilities. Sites are selected based on a number of criteria, such as the number of physicians who indicate a substantial interest in using the center, the historical surgical volumes of these physicians, demographic factors, the results of market research and local media costs. The Company receives a net fee of $500 to $940 per PRK procedure performed at these centers, depending on the services provided by the Company.

     Canadian Center. The Company currently owns and operates a LaserVision Center located in Montreal, Quebec. The Company complements the Montreal site by employing its Canadian MobilExcimer unit to serve five additional locations in Canada which the Company believes are not suitable for the investment required for a fixed site. The Company receives a net fee of $500 to $950 (U.S.) per procedure performed at Canadian centers, depending on the services provided by the Company.

     European Centers. The Company provides access to 12 fixed-site excimer lasers in Europe. The Company operates one center through a joint venture. The remaining lasers and related services are provided to other entities pursuant to leases and associated contracts. The Company has continued to consolidate operations in Europe and has redeployed the lasers from several fixed-site centers which were not cost effective to operate as fixed-site centers. The MobilExcimer system operating in Europe has enabled the Company to continue to serve the markets formerly served by the centers which were closed, while simultaneously reducing the fixed operating costs attributable to these markets. The Company has also recently acquired two fixed-site centers formerly operated by New Image Laser Centers, along with a database with the names of 17,000 potential patients for the two new centers. The Company receives a net fee of $400 to $950 (U.S.) per European laser surgery procedure, depending on the services provided by the Company.

SUPPLIERS

     The current cost of an excimer laser ranges from $475,000 to $525,000, plus sales tax, as well as $250 per U.S. PRK procedure to be paid to a partnership between VISX and Summit which owns certain patent rights with respect to the excimer laser. In addition, the Company will be required to pay an annual royalty fee of approximately $44,000 to VISX with respect to any additional lasers operated in Canada. The purchase price includes a one or two year warranty on all parts except the optics (mirror and glass components) which carry a 30-day warranty. Annual maintenance and service fees are paid by the Company and are estimated at $40,000 to $60,000 per year, but will vary with usage.

     The Company currently has an available base of 34 excimer lasers worldwide, comprised of 29 VISX and 5 Summit lasers. The Company has the flexibility to utilize either manufacturer, depending on the preference of physician users at each center. The Company has ordered 10 additional excimer lasers from VISX and has an agreement to purchase up to 12 additional units from Summit. The Company also has an option to purchase 20 additional VISX lasers.

MARKETVISION AND MEDSOURCE

     MarketVision and MedSource comprise the Company's ophthalmic marketing divisions. Both MarketVision and MedSource, which the Company acquired effective February 1996, provide marketing services designed to increase ophthalmic surgical volume. MarketVision operates as an advertising and marketing agency, while MedSource provides services more directly related to planning, training and consulting.

     MarketVision and MedSource derive income from several sources. Revenue is realized from commissions earned from placing print and broadcasting media, retainer fees for various services and mark-ups on direct mail and related collateral materials. While both entities enjoy their own clientele, both are involved in administering the marketing of the Company's LaserVision Centers.

MARKETING

     The degree to which PRK, PTK and the Company's LaserVision Centers can penetrate the potential market for vision correction will depend on a variety of factors including, but not limited to, medical and public acceptance of these procedures and alternative technologies. None of these factors is under the immediate control of the Company nor is any predictable at this time.

     The Company's regional managers identify potential physician users through professional meetings and direct marketing efforts, including printed materials and personal contact. The Company directs its patient marketing efforts at three potential patient sources: the ophthalmologist's patient base, other eyecare and medical professionals' patient base and consumers as a whole.

          - Ophthalmologist's Patient Base. The Company works with ophthalmologists who have indicated an interest in using the center to communicate with existing patients. Strategies include direct mailings with information related to PRK, collateral and point of purchase materials to reach patients during office visits and video tape presentations which can be used to educate patients about PRK.

          - Other Eyecare and Medical Professionals' Patient Base. The Company works to form alliances between its ophthalmic surgeons and optometrists. These referral networks are valuable in referring optometric patients to a LaserVision Center. The Company helps to form these referral networks by offering training for the optometrists, who are then able to provide pre-operative screenings as well as post-surgical co-management of their patients. The Company also provides its physician users with marketing materials designed to foster these referrals and help generate patients.

          - Consumers. The Company begins planning a center's marketing program before the laser is shipped by analyzing available media for the targeted demographic group. The marketing program consists of advertising and public relations. Public relations efforts attempt to place news stories in various media which will highlight the opening of the center and the availability of PRK in the market. The Company utilizes radio, print, television and direct mail to disseminate its message to prospective patients. Prospective patients then respond to a toll free number (888-LaserVision) and the calls are answered by Company representatives who qualify the prospective patients and record the prospective patients' names and related information into a computer system which can be used for subsequent mailing lists. The representative makes an appointment with a local center or surgeon to determine whether the prospective patient is a candidate for the surgery. Based on its experience operating centers internationally and providing marketing services to refractive surgeons, the Company believes that the conversion level is higher when calls are received and processed by a central system. Prospective patients are routed to exams and given educational materials about PRK. If the prospective patient elects not to proceed to surgery following the exam process, the prospective patient's name is placed on a follow-up list and additional materials are sent to the prospective patient over a defined period of time.

COMPETITION

     LaserVision Centers. The market for access to excimer lasers is highly competitive. The Company competes with several other companies, including at least one manufacturer of laser equipment, in providing access to excimer lasers in the United States and internationally. Summit, one of two suppliers of laser equipment to the Company, has indicated it will open approximately 20 laser centers in the United States during 1996. Other companies are currently in the process of gaining FDA approval for their lasers and these companies may elect to enter the laser center business. Other non-manufacturing companies which have indicated they intend to operate or already operate laser centers in the United States are: Beacon Laser Centers, Inc., Global Vision, Inc., LCA Vision, Inc., Sight Resources, Inc., Sterling Vision, Inc., The Laser Centre (TLC) and 20/20 Laser Centers, Inc. The Company also competes with laser centers operated by local operators in certain markets. There can be no assurance that any reduction in per procedure fees that may result from increased competition will be compensated for by an increase in procedure volume.

     The treatments offered by the Company's LaserVision Centers also compete with other present forms of treatment for refractive disorders, including eyeglasses, contact lenses, refractive surgery, corneal transplants and other technologies currently under development. The Company expects that companies which have developed or are developing new technologies or products, as well as other companies (including established and newly formed companies), may attempt to develop new products directly competitive with the excimer lasers that are to be utilized by the Company or could introduce new or enhanced products with features which render the equipment to be used by the Company obsolete or less marketable. The ability of the Company to compete successfully will depend in large part on its ability to adapt to technological changes and advances in the treatment of refractive vision disorders. There can be no assurance that, as the market for excimer laser surgery and other treatments of eye disorders develops, the Company's equipment will not become obsolete, and if this occurs, that the Company will be able to secure new equipment to allow it to compete effectively.

     MarketVision and MedSource. The advertising and marketing businesses in which the Company's MarketVision and MedSource divisions are engaged are highly competitive. Clients have the freedom to move from one advertising agency to another with comparative ease since the relationships normally can be terminated on short notice. MarketVision and MedSource compete with several national and regional ophthalmic specialty marketing companies, as well as national and local advertising agencies which may handle diverse client activities. MarketVision and MedSource may be hampered by their affiliation with LaserVision Centers in that some customers may consider them competitors which could adversely affect the ability of these divisions to continue to attract outside business.

PATENTS AND TRADEMARKS

     The names LASERVISION(R), LASERVISION CENTERS AND DESIGN(R), LASERVISION CENTERS(R), LASERVISION CENTER(R) and MobilExcimer(R) are registered U.S. service marks of the Company. In addition, the Company owns service mark registrations in a number of foreign countries. The Company has also secured a patent for the MobilExcimer mounting system. The Company's service marks, MobilExcimer patent and other proprietary technology may offer the Company a competitive advantage in the marketplace and could be important to the success of the Company. There can be no assurance that one or all of these registrations will not be challenged, invalidated or circumvented in the future. The Company is currently involved in two legal proceedings which could result in an adverse impact on its rights to certain of such registrations. Litigation regarding intellectual property is common and there can be no assurance that the Company's service mark registrations and patent will significantly protect the Company's intellectual property. The defense and prosecution of intellectual property proceedings is costly and involves substantial commitments of management time. Failure to defend the Company's rights with respect to its intellectual property would have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Legal Proceedings."

GOVERNMENT REGULATION

     The manufacturing, labeling, distribution and marketing of medical devices such as the excimer lasers to which the Company provides access are subject to extensive and rigorous government regulation in the United States and in certain other countries. The Federal Food, Drug, and Cosmetic Act requires that medical devices introduced to the U.S. market, unless exempted by regulation, secure either an approved PMA application or a premarket notification clearance (known as a 510(k)). Excimer lasers are required to be the subject of an approved PMA application.

     The manufacturers of the excimer lasers to which the Company provides access have received approval of their PMA applications for use of their lasers in PTK and PRK procedures for the treatment of low to moderate myopia. However, certain FDA officials have advised the Company that they believe that these lasers are not approved for mobile use, and therefore FDA approval is required in order to operate the MobilExcimer in the United States. In order to obtain approval for the MobilExcimer, the Company submitted in June 1996 its own PMA application for the FDA-approved VISX laser. If such PMA application is approved, the Company will then submit a supplement to the PMA application to cover use of the laser in the MobilExcimer. The Company has entered into an agreement with VISX which allows the Company to reference, in any FDA applications required for the MobilExcimer, information previously submitted to the FDA by VISX in support of VISX's PMA applications. There can be no assurance that the FDA will approve the Company's PMA application for the VISX laser or its PMA supplement for the MobilExcimer on a timely basis, or at all. Also, restrictions and limitations imposed by the FDA could adversely affect the Company's ability to use or promote the MobilExcimer. If approval of the MobilExcimer is required, delays in receipt of or failure to receive such approval, or restrictions on the use of the MobilExcimer, could have a material adverse effect on the Company's business, financial condition and results of operations.

     PMA holders and manufacturers and certain users of medical devices are subject to continuing FDA obligations. Medical devices are required to be manufactured in accordance with regulations setting forth current Good Manufacturing Practices ("GMP"), which require that devices be manufactured and records be maintained in a prescribed manner with respect to manufacturing, testing and control activities. It is the FDA's view that with respect to excimer lasers, users, as well as manufacturers, are required to comply with FDA requirements with respect to labeling and promotion. The Medical Device Reporting regulation adopted by the FDA would require that the Company provide information to the FDA whenever there is evidence to reasonably suggest that one of its devices may have caused or contributed to a death or serious injury, or that there has occurred a malfunction that would be likely to cause or contribute to a death or serious injury if the malfunction were to recur. PMA holders and manufacturers and certain users of medical devices are subject to periodic inspections by the FDA. Failure to comply with applicable FDA requirements could subject the Company to enforcement action, including product seizures, recalls, withdrawal of approvals, and civil and criminal penalties, any one or more of which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, clearances or approvals could be withdrawn in appropriate circumstances. Failure of the Company or its principal suppliers to comply with regulatory requirements, or any adverse regulatory action, could have a material adverse effect on the Company's business, financial condition and results of operations.

     The FDA has promulgated performance standards for lasers. Unless the FDA approves a variance from such standards, manufacturers of excimer lasers must comply with such standards as well as with special certification, labeling, reporting and record keeping requirements. The failure of the Company or its principal suppliers to comply with these standards could have a material adverse effect on the Company's business, financial condition and results of operations.

     Medical device laws and regulations are also in effect in many of the countries in which the Company currently conducts or may in the future conduct business outside the U.S. These range from comprehensive device approval requirements to requests for product data or certifications. The number and scope of these requirements are increasing. Medical device laws and regulations are also in effect in some states in which the Company currently conducts or may in the future conduct business. The failure of the Company to obtain necessary product approvals in a timely fashion or to comply with state or foreign medical device laws and regulations may have a material adverse effect on the Company's business, financial condition and results of operations.

     In addition, federal, state and foreign laws and regulations regarding the manufacture and marketing of medical devices are subject to change. For example, the FDA is currently considering significant changes to its GMP and to other regulations. The Company cannot predict what impact, if any, such changes might have on its business; however, such changes could have a material adverse impact on the Company's business, financial condition and results of operations.

     There are currently two manufacturers, VISX and Summit, that have received FDA approval to market excimer lasers for PTK and PRK for low to moderate myopia. Lack of timely FDA approval for use of PRK for other indications, such as astigmatism and hyperopia (farsightedness) could have a material adverse effect on the Company's planned expansion in the United States market. Furthermore, the failure of these and any other manufacturers that supply excimer lasers to the Company to comply with applicable federal, state, or foreign regulatory requirements, or any adverse regulatory action against such manufacturers, could restrict the supply of lasers or restrict the ability of the Company to provide access to the lasers. The inability of the Company to obtain lasers for sale or use in the United States or elsewhere due to lack of regulatory approval, or otherwise, could prevent the Company from establishing or maintaining LaserVision Centers and MobilExcimers, which would have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

     The Company currently has 34 employees. Management believes that the Company's relationship with its employees is satisfactory. As the Company expands, it expects to add additional employees in technical, marketing and management positions. The Company does not anticipate any difficulty in hiring such personnel when needed.

ITEM 2

                            DESCRIPTION OF PROPERTY

     The Company currently occupies 9,970 square feet of space in St. Louis County, Missouri for its corporate headquarters under a lease which expires in 2001. The Company also leases 2,700 square feet of space in St. Louis County, Missouri for its St. Louis LaserVision Center under a lease which expires in 2001.

     LVCI Management (Quebec), Inc., a wholly-owned subsidiary of the Company, leases approximately 2,200 square feet of space in Montreal, Quebec, Canada, which houses the Montreal LaserVision Centre. Arnott Laser Vision Centre Limited, a 50.002% owned subsidiary of the Company's wholly-owned European subsidiary, leases approximately 3,000 square feet of space on Harley Street in London, England, which houses the Harley Street LaserVision Centre.

     All other lasers operated by the Company are located in centers owned or leased by other parties. The Company does not have any material lease obligations associated with such centers.

ITEM 3

                               LEGAL PROCEEDINGS

     The Company is a party to the following material legal proceedings:

     On October 8, 1993, the Company filed suit in the Circuit Court of St. Louis County, Missouri, against Laser Vision Centers International SpA ("SpA") in connection with disputes between the Company and SpA arising out of a proposed agreement between the parties. On December 17, 1993, the court entered judgment by default in the Company's favor: (i) terminating and rescinding any and all agreements and proposed agreements between the parties; (ii) for money damages in the amount of $175,000 and (iii) ordering the return of 275,000 shares of Common Stock which were issued to SpA. In June 1994, SpA filed a Motion to Vacate the Judgment in the lawsuit. SpA's motion was denied in April 1995, but SpA filed an appeal. In an order dated July 23, 1996, the Missouri Court of Appeals, Eastern District, denied the relief requested in SpA's appeal and affirmed the judgment of the trial court.

     On November 17, 1994, the Company brought suit against LaserVision Centers West, Inc. ("LVCWI") in the United States District Court for the Eastern District of Missouri alleging trade mark, service mark and trade name infringements and other related violations of law. The Company seeks to have LVCWI enjoined from any further use of marks or names registered to and used by the Company or any others which are confusingly similar to such marks or names. In addition, the Company seeks damages, attorney fees and a declaratory judgment that no agreement exists between the parties. On July 7, 1995, this action was transferred to the United States District Court for the Central District of California. The Company intends to vigorously pursue the prosecution of this suit.

     On March 24, 1995, the Company filed suit against 20/20 Laser Centers, Inc. ("20/20") in the United States District Court for the Southern District of California alleging trade mark, service mark and trade name infringements and other related violations of law. The various counts in this suit arose from 20/20's use of the marks or names "Laser Vision" and "Laser Vision Correction." The Company seeks to have 20/20 enjoined from any further use of these marks or names or any others which are confusingly similar to those registered and used by the Company. The Company also seeks damages and attorney fees in conjunction with this action. On June 23, 1995, by stipulated agreement of the parties, this action was transferred to the United States District Court for the District of Maryland, Southern Division. 20/20 has counterclaimed for cancellation of the Company's registered marks LASERVISION, LASERVISION CENTERS AND DESIGN, LASERVISION CENTER and LASERVISION CENTERS. The Company intends to vigorously pursue the prosecution of this suit.

ITEM 4

              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5

                          MARKET FOR COMMON STOCK AND
                          RELATED STOCKHOLDER MATTERS

     The common stock of the Company is traded on the over-the-counter market through NASDAQ and on the Boston Stock Exchange. Furthermore, the following dealers are listed on NASDAQ summaries as market makers in the Company's stock as of July 25, 1996:

        Schneider Securities Inc.                    Smith, Barney Shearson Inc.
        Josephthal Lyon & Ross                       Sherwood Securities Corp.
        Herzog, Heine, Geduld, Inc.                  Wagner Stott & Co.
        Troster Singer Corp.                         Mayer & Schweitzer Inc.
        John G. Kinnard & Co., Inc.                  Pauli & Company, Inc.
        Everen Securities, Inc.                      A.G. Edwards & Sons, Inc.
        National Financial Services Cp               Knight Securities, L.P.
        Barron Chase Securities, Inc.                J.C. Bradford & Co.
        Kenny Securities Corp.

     There were 400 holders of record of the Company's common stock on July 25, 1996.(1) Based upon information received from securities dealers, the total number of individual holders of the Company's common stock exceeds 1,200.

     There have been and are expected to be no dividends declared on the common stock.
- -------------------------
(1) This figure does not consider the individual holders of securities that are held in the "street name" of a securities dealer.

                TABLE OF HIGH/LOW SALES PRICES FOR EACH QUARTER

                                                      CLASS A
                                                   -- WARRANT --           CLASS B              CLASS F
                               -- COMMON --       ----------------      -- WARRANT --        -- WARRANT --
                             -----------------     HI                 -----------------    -----------------
                             HI BID    LOW BID     BID     LOW BID    HI BID    LOW BID    HI BID    LOW BID
      QUARTER ENDED           LVCI      LVCI      LVCIW     LVCIW     LVCIL      LVCIL     LVCIZ      LVCIZ
- --------------------------   ------    -------    -----    -------    ------    -------    ------    -------
  Jul 94..................    6.00       5.38     2.00       0.25                           1.50       0.63
  Oct 94..................    8.00       5.25                          2.00       0.75      2.06       0.75
  Jan 95..................    8.00       7.63                          2.00       1.69      2.06       1.69
  Apr 95..................    8.50       7.00                          2.56       1.81      2.50       1.75
  Jul 95..................    8.50       7.88
  Oct 95..................   15.88       8.50
  Jan 96..................   16.63      11.38
  Apr 96..................   15.25      12.38

ITEM 6

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, the discussion in this Prospectus contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled "Risk Factors" and "Business -- Government Regulation" as well as those discussed elsewhere in this Prospectus and any documents incorporated herein by reference.

BACKGROUND

     The Company was incorporated in Delaware in 1988 and initially provided medical advertising and marketing services in the United States, primarily to ophthalmologists. By 1991, the Company had shifted its strategic emphasis to the emerging ophthalmic technology based on the use of excimer lasers for PRK and acquired an excimer laser for use in a clinical center as part of clinical trials with respect to the safety and efficacy of PRK.

     Subsequent to the purchase of its first laser, the Company determined that FDA approval for PRK in the United States would require a lengthier process than was originally anticipated. As a result, the Company decided to enter the international market for excimer laser surgery where regulatory restrictions were much less prohibitive. Between late 1991 and mid-1992, the Company acquired three commercial excimer laser centers in Canada and began developing the first MobilExcimer unit. In July 1993, the Company opened a fourth Canadian center and purchased six excimer lasers installed in Europe. In April 1994, the Company acquired eight additional lasers installed in Europe. The first PRK procedure on a MobilExcimer system was performed in Ontario, Canada in September 1994.

     In anticipation of the FDA's approval of the excimer laser to perform PRK procedures, in December 1994 the Company restated its agreement with Columbia Healthcare pursuant to which the Company became the primary provider of excimer lasers to Columbia Healthcare ambulatory surgery centers. In addition, by the fall of 1995, the Company extended testing of its MobilExcimer system to England, opened two European centers (including a Company-owned center with an improved excimer laser system), acquired an additional MobilExcimer unit and selected Dr. Richard Lindstrom as the Company's Medical Director.

     In August 1995, the Company acquired Vision Correction, Inc., an excimer laser access provider, for Common Stock with a value of approximately $650,000. In October 1995 and March 1996, the FDA approved the use of the excimer lasers manufactured by Summit and VISX, respectively, for performing PRK procedures for low to moderate myopia, making it possible for the Company to begin providing ophthalmologists access to lasers in the United States. In early 1996, the Company acquired MedSource, a marketing services company, to complement its existing marketing operations for cash and Common Stock with a combined value of approximately $300,000. During April 1996, the Company purchased assets from a former competitor to expand its European operations for a purchase price of approximately $300,000, including cash and assumed liabilities. In the fiscal year ended April 30, 1996, the Company opened six LaserVision Centers in the United States and closed five international fixed-site centers which are now serviced by a MobilExcimer.

     Due to recent improvements in excimer laser technology, international market conditions and the resulting operational considerations, the Company believes that the recorded carrying value of certain of its international fixed-site assets exceeded their estimated fair values. Accordingly, the Company recorded a non-cash impairment charge of approximately $3.1 million in the fourth quarter of fiscal 1996. See Note 4 to Consolidated Financial Statements.

CENTERS IN OPERATION

     The following table shows the number of centers which the Company operated as of the dates indicated.

                                                                    APRIL 30,
                                          -------------------------------------------------------------    JUNE 15,
          CENTERS WITH LASERS               1992         1993         1994         1995         1996         1996
- ---------------------------------------   ---------    ---------    ---------    ---------    ---------    --------
International, Fixed...................        1            3           18           20           15          13
International, Mobile..................        -            -            1            1            2           2
Domestic, Fixed........................        1            1            1            1            6          14
                                              --           --           --           --           --          --
  Total Centers........................        2            4           20           22           23          29
                                              ==           ==           ==           ==           ==          ==

RESULTS OF OPERATIONS

Fiscal Year ended April 30, 1996 Compared to Fiscal Year ended April 30, 1995

     During the year ended April 30, 1996, the Company expanded its relationship with Columbia Healthcare in the U.S. through the opening of five centers at Columbia Healthcare facilities, extended operation of its MobilExcimer system into a European market, opened two European centers, including a Company owned center with an improved excimer laser system, began performing commercial PRK procedures in the U.S. market, completed three acquisitions (one mobile laser service related, one expanding European operations and one expanding U.S. marketing capabilities) and closed five international fixed-site centers which are now served by the MobilExcimer.

     Revenues. Total revenues increased to $3,918,000 for the year ended April 30, 1996 from $3,311,000 for the year ended April 30, 1995, or an increase of 18%.

     Revenues for the LaserVision Centers division increased slightly to $2,484,000 for the year ended April 30, 1996 from $2,478,000 for the year ended April 30, 1995. The slight increase in revenues is attributable to a $273,000 increase in U.S. revenues and a $22,000 increase in Canadian revenues, offset by a $289,000 decrease in European revenues. The increase in U.S. revenues for the LaserVision Centers division is attributable primarily to the increased number of centers in operation and procedures performed in the U.S. The decreased European revenues primarily related to a decreased number of fixed-site centers and per procedure price fluctuations in Europe.

     Revenues for the MarketVision division increased to $1,434,000 for the year ended April 30, 1996 from $833,000 for the year ended April 30, 1995, or an increase of 72%. The $601,000 increase in MarketVision division revenues reflects the acquisition of MedSource in February 1996 and increased fees and commissions earned through the division's marketing and advertising activities.

     During the year ended April 30, 1996, revenues from the LaserVision Centers division represented 63% of total revenues versus 75% for the year ended April 30, 1995. Revenues from the MarketVision division represented 37% of total revenues during the year ended April 30, 1996 versus 25% for the year ended April 30, 1995.

     Costs of Revenues/Gross Profit (Loss). Cost of revenues increased to $4,240,000 for the year ended April 30, 1996 from $3,375,000 for the year ended April 30, 1995. This increase was primarily due to an increase in depreciation to $1,973,000 from $1,589,000 in these respective periods due to the increased inventory of lasers and other medical equipment.

     Excluding laser and medical equipment depreciation, all other costs of revenues increased by $481,000. This increase, when combined with the revenue increase, resulted in these other costs of revenues increasing from 54% of total revenues for the year ended April 30, 1995 to 58% of total revenues for the year ended April 30, 1996. This $481,000 increase was primarily due to a $275,000 increase in MarketVision costs associated with the increase in MarketVision revenues and a $206,000 increase in total costs of excimer laser maintenance, gasses and optics on higher volumes of PRK procedures and new centers.

     Total gross profit decreased to a loss of $322,000 for the year ended April 30, 1996 from a loss of $64,000 for the year ended April 30, 1995. The variable gross profit, excluding depreciation, increased to $1,651,000 from $1,525,000, primarily because MarketVision costs of revenue are variable costs of revenue.

     Operating Expenses. General and administrative expenses increased to $2,356,000 for the year ended April 30, 1996 from $1,002,000 for the year ended April 30, 1995 due to a $429,000 increase in legal and professional fees, an $85,000 increase in the provision for bad debt, a $226,000 increase in the costs associated with developing the U.S. market and $107,000 of expenses associated with opening a new center in Europe, a $68,000 increase in insurance expenses and an increase of $439,000 in other general and administrative expenses.

     The increase in salaries and related expenses to $2,329,000 for the year ended April 30, 1996 from $1,285,000 for the year ended April 30, 1995 was due to an increase of $770,000 attributable to an increased number of employees, salary adjustments and the related payroll taxes and fringe benefits, and an increase of $274,000 due to the executive incentive compensation program.

     Depreciation and amortization decreased by $53,000 for the year ended April 30, 1996 primarily due to the elimination of the amortization of previously deferred franchise costs of $175,000, partially offset by increased amortization of goodwill related to acquisitions of $89,000 and a net increase in depreciation of $33,000.

     The increase in selling and marketing expenses was due to an increase of $85,000 due to the promotion of the MobilExcimer, a $36,000 increase in European advertising program costs and $221,000 in initial development costs for the U.S. market.

     The $3,063,000 fixed asset impairment provision was a non-cash expense, as previously discussed.

     Loss from Operations. The LaserVision Centers division's loss from operations increased to $9,357,000 for the year ended April 30, 1996 from $3,242,000 for the year ended April 30, 1995, primarily due to the provision for fixed asset impairment as discussed previously, increased costs related to commencing U.S. operations, a $311,000 increase in total depreciation and amortization expenses, a $356,000 increase in variable costs of revenue and a $5,358,000 increase in operating costs. The MarketVision division's income from operations increased to $141,000 for the year ended April 30, 1996 from $34,000 for the year ended April 30, 1995 primarily as a result of the gross profit related to increased volume.

     The domestic loss from operations increased to $3,695,000 for the year ended April 30, 1996 from $1,707,000 for the year ended April 30, 1995 due to a $425,000 increase in professional and legal fees, a $216,000 increase in the loss from U.S. laser operations, a $121,000 increase in travel costs, a $581,000 increase in payroll and a $645,000 increase in other corporate overhead.

     The Canadian loss from operations increased to $1,350,000 for the year ended April 30, 1996 from $409,000 for the year ended April 30, 1995 primarily due to the write-down of lasers and related medical equipment of $637,000 and an increase in the loss on operations of the mobile laser of $195,000.

     The European loss from operations increased to $4,312,000 for the year ended April 30, 1996 from $1,126,000 for the year ended April 30, 1995 due to the write-down of lasers and related medical equipment of $2,426,000, a $529,000 decrease in gross profit due to declining revenues and increased depreciation and a $231,000 increase in overhead expenses.

     Other Income (Expense). Other income (expense) increased to a net income of $413,000 during the year ended April 30, 1996 from a net expense of $89,000 during the year ended April 30, 1995. This favorable variance was due to an increase of $400,000 in interest income, a $76,000 increase in the minority interest in the net loss of a subsidiary and a decrease of $26,000 in interest expense.

Fiscal Year ended April 30, 1995 Compared to Fiscal Year Ended April 30, 1994

     The Company's operating results for the years ended April 30, 1995 and April 30, 1994 are not readily comparable due to significant expansion. The LaserVision Centers division's operating results for the year ended April 30, 1995 included the operation of a center in Montreal for twelve months, 13 European installations for a full year and three European centers for an average of nine months. The LaserVision Centers division operating results for the year ended April 30, 1994 included the operation of a center in Montreal for 9.5 months, six European installations for an average of nine months and eight European installations for one month. Both fiscal years included the operations of the St. Catharines and Vancouver centers for a full year. Two international centers which were open throughout fiscal 1994 were closed during most of fiscal 1995. During fiscal 1995, three European centers were acquired and testing of a larger MobilExcimer trailer was successfully begun in Canada with Calumet Coach Company.

     Revenues. Total revenues increased to $3,311,000 for the year ended April 30, 1995 from $2,106,000 for the year ended April 30, 1994, or an increase of 57%.

     Revenues for the LaserVision Centers division increased to $2,478,000 for the year ended April 30, 1995 from $1,517,000 for the year ended April 30, 1994, or an increase of 63%. The $961,000 increase in revenues is attributable primarily to a $113,000 increase in Canadian revenues and an $856,000 increase in European revenues. The increase in Canadian revenues for the LaserVision Centers division is attributable primarily to an increased number of procedures at both the Company's Vancouver and Montreal centers. The increased European revenues related to a full year of revenue from thirteen centers acquired during the year ended April 30, 1994 and the three centers opened during the year ended April 30, 1995. The costs of relocation of one European center partially offset this increase.

     Revenues for the MarketVision division increased to $833,000 for the year ended April 30, 1995 from $589,000 for the year ended April 30, 1994, or an increase of 41%. The $244,000 increase reflected the addition of several domestic ophthalmic advertising clients which had implemented cataract and/or refractive vision correction marketing awareness programs.

     During the year ended April 30, 1995, revenues from the LaserVision Centers division represented 75% of total revenues versus 72% for the year ended April 30, 1994. Revenues from the MarketVision division represented 25% of total revenues during the year ended April 30, 1995 versus 28% for the year ended April 30, 1994.

     Cost of Revenues/Gross Profit. Cost of revenues increased to $3,375,000 for the year ended April 30, 1995 from $1,768,000 for the year ended April 30, 1994. This increase included a $620,000 increase in excimer laser and medical equipment depreciation to $1,589,000 during the year ended April 30, 1995 from $969,000 during the year ended April 30, 1994. This non-cash expense reflects the increase in the number of European excimer lasers operated for the full year ended April 30, 1995 and the purchase of additional medical equipment.

     Excluding laser and medical equipment depreciation, all other costs of revenues increased by $987,000. This increase, when combined with the revenue increase, resulted in these other costs of revenues increasing from 38% of total revenues for the year ended April 30, 1994 to 54% of total revenues for the year ended April 30, 1995. This $987,000 increase was primarily due to a $221,000 increase in medical professional fees for Company-owned laser centers, a $542,000 increase in total costs of excimer laser maintenance, gasses and optics on higher volumes of PRK procedures and new centers and a $224,000 increase in MarketVision costs associated with the $244,000 increase in MarketVision revenues.

     Total gross profit decreased to a loss of $64,000 for the year ended April 30, 1995 from $338,000 for the year ended April 30, 1994. The variable gross profit, excluding depreciation and a $175,000 non-cash provision for loss relating to an advance of funds in 1991 to an Italian company, increased to $1,525,000 from $1,307,000, primarily because medical professional fees and MarketVision costs of revenue are variable costs of revenue.

     Operating Expenses. Operating expenses increased to $3,144,000 for the year ended April 30, 1995 from $2,238,000 for the year ended April 30, 1994. General and administrative expenses increased by $307,000 due to a $156,000 increase in European and U.S. professional fees (primarily for new centers and tradename protection), a $31,000 increase in insurance expenses, a $89,000 increase associated with laser relocation costs and a $31,000 increase in travel costs primarily associated with the Columbia Healthcare agreement.

     The increase in salaries and related expenses to $1,002,000 for the year ended April 30, 1995 from $695,000 for the year ended April 30, 1994 was primarily due to an increase of $175,000 as a result of the hiring of new employees in St. Louis, Canada and England, salary increases and higher commissions on increased MarketVision revenues and a $208,000 increase due to the executive incentive compensation program tied to the Company's stock price.

     Depreciation and amortization increased by $33,000 due to the amortization of previously deferred franchise costs of $159,000 and the increased amortization of certain trademark costs, depreciation of new mobile equipment and depreciation of European furniture and leasehold improvements totalling $13,000, which were partially offset by a $139,000 decrease in depreciation of the clinical laser.

     Selling and marketing expenses increased by $183,000 primarily due to a $100,000 increase in radio and newspaper advertising expenses for the European centers, a $53,000 increase in European travel costs and $39,000 associated with the initial promotion of the new MobilExcimer system. Lower radio and newspaper advertising in western Canada partially offset these increases.

     Loss from Operations. The LaserVision Centers division's loss from operations increased to $3,242,000 for the year ended April 30, 1995 from $1,870,000 for the year ended April 30, 1994, primarily due to a $655,000 increase in total depreciation and amortization expenses, a $398,000 increase in variable costs of revenue and a $1,280,000 increase in operating costs which were partially offset by a $961,000 increase in revenue. The MarketVision division generated a $34,000 operating profit for the year ended April 30, 1995 versus a $30,000 operating loss for the year ended April 30, 1994, primarily due to lower bad debt expenses and the gross profit on increased revenues.

     The domestic loss from operations increased to $1,707,000 for the year ended April 30, 1995 from $850,000 for the year ended April 30, 1994, primarily due to a $264,000 increase in salaries, a $159,000 increase in franchise amortization and a $434,000 increase in other corporate office expenses.

     The Canadian loss from operations decreased by $201,000 to $409,000 for the year ended April 30, 1995 from $610,000 for the year ended April 30, 1994. This improvement was primarily due to increased gross profit of $159,000.

     The European loss from operations increased to $1,126,000 for the year ended April 30, 1995 from $410,000 for the year ended April 30, 1994 due to a $221,000 decrease in gross profit, a $145,000 increase in payroll, a $175,000 increase in professional fees, and a $175,000 net increase in other expenses.

     Other Income (Expense). Other expense decreased to $89,000 for the year ended April 30, 1995 from $310,000 for the year ended April 30, 1994. Interest expense increased to $242,000 for the year ended April 30, 1995 from $156,000 for the year ended April 30, 1994. This increase was primarily due to a $196,000 increase in imputed (non-cash) interest expense on European laser purchases and was partially offset by a $110,000 decrease in European and other interest expense. The $116,000 income from minority interest in net loss of subsidiary for the year ended April 30, 1995 relates to one of the Company's new European operations. The $175,000 non-cash provision for loss on advance for the year ended April 30, 1994 relates to an advance of funds in 1991 to an Italian company.

INFLATION

     The Company's operations have not been, nor are they expected to be, materially affected by inflation.

LIQUIDITY AND CAPITAL RESOURCES

     Since the completion of its initial public offering in April 1991, the Company's primary sources of liquidity have consisted of financing from the sale of Common Stock and Convertible Preferred Stock, revenues from marketing and laser access services provided to ophthalmic physicians and leases. At April 30, 1996, the Company had $12,672,000 of cash and cash equivalents compared with $2,126,000 at April 30, 1995. At April 30, 1996, the Company had working capital of $8,802,000 compared with a working capital deficit of $1,301,000 at April 30, 1995. The ratio of current assets to current liabilities at April 30, 1996 was
2.71 to one, compared to 0.69 to one at April 30, 1995.

     Cash Flows from Operating Activities. Net cash used for operating activities was $2,879,000 for fiscal 1996 and was $1,017,000 and $899,000 for fiscal 1995 and 1994, respectively. The cash flows used for operating activities during fiscal 1996 primarily represent the net loss incurred in this period less depreciation, amortization and fixed asset impairment and an accrual for one laser. The cash flows used for operating activities in fiscal 1995 and 1994 primarily represent the net loss incurred in these periods less depreciation and amortization.

     Cash Flows from Investing Activities. Net cash used for investing activities was $7,847,000 during fiscal 1996 and $1,227,000 and $2,468,000 for fiscal 1995 and 1994, respectively, and was primarily due to the acquisition of equipment, equipment deposits and acquisitions. The increase in acquisitions of equipment in fiscal 1996 is primarily due to expansion into the U.S. market and continued growth in the European market.

     Cash Flows from Financing Activities. Net cash provided by financing activities during fiscal 1996 was $21,272,000 and was primarily due to proceeds received from a private placement of the Company's Convertible Preferred Stock with a provision for mandatory redemption in 2005 and the exercise of warrants. Net cash provided by financing activities for fiscal 1995 was $3,664,000 and was primarily due to proceeds from the exercise of warrants and private stock offerings offset by the repayment of certain notes payable and capitalized lease obligations. For fiscal 1994, net cash provided by financing activities was $3,286,000 and was primarily due to proceeds received from the exercise of warrants and private stock offerings.

     The Company anticipates that its current cash and cash equivalents, together with the proceeds of this Offering, will be sufficient to fund operating expenses for the next 12 months, including any capital expenditures not financed by leasing. Effective May 30, 1996, the Company agreed to purchase three new excimer lasers and one used excimer laser primarily for use in Europe for a total of $1.7 million due during the first half of fiscal 1997. At April 30, 1996, the Company has agreed to purchase twelve VISX excimer lasers (approximate purchase price of $6 million) and has an option to purchase twenty more (approximate purchase price of $10 million). The Company is also negotiating to assume the lease obligations for up to three excimer lasers. The Company does not anticipate that it will need to seek additional financing to fund operating expenses for the next 24 months, but may elect to finance laser acquisitions through leasing alternatives. The Company expects to continue to fund future operations and mobile development costs from existing cash and cash equivalents, revenues received from providing laser access and market services, the exercise of stock options and warrants and future financing as required. There can be no assurance that capital will be available when needed or, if available, that the terms for obtaining such funds will be favorable to the Company.

ITEM 7

                              FINANCIAL STATEMENTS

     The consolidated financial statements included in this Form 10-K for the years ended April 30, 1996, 1995 and 1994 have been audited by Price Waterhouse LLP, independent certified public accountants, as indicated in their report with respect thereto, and are included in reliance upon such report given upon the authority of said firm as experts in auditing and accounting.

ITEM 8

                       CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     (a) On May 19, 1994, the Board of Directors of Laser Vision Centers, Inc. ("the Company") voted to dismiss its independent auditors, Lovelace, Roby & Company, P.A. of Orlando, Florida and to engage Price Waterhouse LLP as its independent auditors for the fiscal year ended April 30, 1994.

     (b) The report of Lovelace, Roby & Company, P.A. for the fiscal years ended April 30, 1993 and April 30, 1992 did not contain an adverse opinion, disclaimer of opinion, qualification or modification as to uncertainty, audit scope or accounting principles.

     (c) The decision to change accountants was approved by the Company's Board of Directors.

     (d) During the fiscal years ended April 30, 1994, April 30, 1993 and in the interim periods subsequent to April 30, 1994, the Company had no disagreements with Lovelace, Roby & Company, P.A. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Lovelace, Roby & Company, P.A., would have caused them to make reference to the matter in their report. In addition, there were no reportable events as listed in Item 304(a)(1)(B) of Regulation S-B.

     (e) As required by Item 304 of Regulation S-B, Lovelace, Roby & Company, P.A. has furnished to the Company a letter addressed to the Securities and Exchange Commission stating that it agrees with the statements made by the Company herein.

     All directors hold office until the next annual meeting of stockholders or the election and qualification of their successors. Other than Non-Qualified Stock Options and/or warrants, directors of the Company do not receive any compensation for their services as members of the Board of Directors but are entitled to reimbursement for expenses incurred in connection with their attendance at Board of Directors meetings. Officers are appointed by the Board of Directors and serve at the discretion of the Board.

                                    PART III

ITEM 9

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors, executive officers and key personnel of the Company, their positions with the Company, and their ages are as follows:

             NAME                AGE                           POSITION
- ------------------------------   ---    -------------------------------------------------------
John J. Klobnak...............   45     Chairman of the Board and Chief Executive Officer
Alan F. Gillam................   52     President, Director
Robert W. May.................   49     Vice-Chairman of the Board, General Counsel and
                                        Secretary
B. Charles Bono III...........   48     Executive Vice President, Chief Financial Officer and
                                        Treasurer
James C. Wachtman.............   35     Executive Vice President and Chief Operating Officer --
                                        North America
T. Wesley Dunn................   35     Vice President of Marketing
Dr. Henry Simon...............   65     Director
James M. Garvey...............   48     Director
Richard Lindstrom, M.D........   49     Director
Steven C. Straus..............   39     Director

     JOHN J. KLOBNAK. Mr. Klobnak has served as Chairman of the Board and Chief Executive Officer of the Company since 1993. From 1990 to 1993, Mr. Klobnak served as the Company's President and Chief Executive Officer. From 1986 to 1990, he served as Chief Operating Officer and subsequently President of MarketVision, a partnership acquired by the Company upon its inception in 1990. Prior to 1986, Mr. Klobnak was an advertising and marketing consultant.

     ALAN F. GILLAM. Since 1993, Mr. Gillam has served as President and, until June 1, 1996, as Chief Operating Officer of the Company. From 1991 to 1993, Mr. Gillam was the International Director of the excimer laser project for Alcon Surgical, Inc., a division of one of the world's largest eyecare specialty companies. Prior to 1991, Mr. Gillam was area director for Alcon in Northern Europe and Africa.

     ROBERT W. MAY, ESQ. Mr. May joined the Company as its Vice-Chairman and General Counsel in September 1993. Prior to joining the Company as a full-time employee, Mr. May served as Corporate Secretary and a director of the Company and was a partner in the St. Louis, Missouri law firm of May and Berne, the former general corporate counsel for the Company, from 1985 until 1993.

     B. CHARLES BONO III. Mr. Bono joined the Company as Executive Vice President, Chief Financial Officer and Treasurer in 1992. From 1980 to 1992, Mr. Bono was employed by Storz Instrument Company, a global marketer of ophthalmic devices and pharmaceutical products, serving as Vice President of Finance from 1987 to 1992. He is not related to Frank J. Bono III, Vice President of Sales for the Company.

     JAMES C. WACHTMAN. Mr. Wachtman joined the Company as Chief Operating Officer -- North American Operations effective May 30, 1996. From 1983 until he joined the Company, Mr. Wachtman was employed by McGaw, Inc., a manufacturer of disposables for home infusion, in various positions. Most recently, he served as Vice President/Operations of CAPS, a hospital pharmacy division of McGaw.

     T. WESLEY DUNN. Mr. Dunn joined the Company effective February 1, 1996 as Senior Vice President of Marketing. From 1988 to 1995, Mr. Dunn was President of Med-Source, Incorporated, a medical marketing firm which was acquired by the Company effective February 1, 1996.

     DR. HENRY SIMON. Dr. Simon has served as a director of the Company since November 1995. Since 1996, he has served as Chairman and from 1993 to 1996 as CEO and Managing Partner of Schroder Ventures International Life Sciences Advisers, a venture capital advisory company. Dr. Simon has served as Chairman of Mitel, Inc., a manufacturer of telecommunications equipment and Shire Pharmaceutical Group plc, a British company. Dr. Simon is currently a director of Chiroscience plc and Micromass in the U.K.

     JAMES M. GARVEY. Mr. Garvey has served as a director of the Company since November 1995. Mr. Garvey serves as Chief Executive Officer and Managing Partner of Schroder Ventures Life Sciences Advisors, a venture capital advisory company which he joined in May of 1995. From 1989 to 1995, Mr. Garvey was Director of Allstate Venture Capital, the $600 million venture capital division of Allstate Corp. after initially directing Allstate Venture Capital's health care investment activity. Mr. Garvey is currently a director of Allscrips Pharmaceutical and J&C Healthcare and has served as director and Chairman of several public and private healthcare companies.

     RICHARD L. LINDSTROM, M.D. Dr. Lindstrom has served as a director of the Company since November 1995. Since 1979, Dr. Lindstrom has been engaged in the private practice of ophthalmology and has been the President of Lindstrom, Samuelson & Hardten Ophthalmology Associates, P.A. since 1989. In 1989, Dr. Lindstrom founded the Phillips Eye Institute Center for Teaching & Research, a ophthalmic research and surgical skill education facility, and he currently serves as the center's Medical Director. Dr. Lindstrom has served as an Associate Director of the Minnesota Lions Eye Bank since 1987. From 1980 to 1989, he served as a Professor of Ophthalmology at the University of Minnesota. Dr. Lindstrom received his M.D. and his B.A. and B.S. degrees from the University of Minnesota.

     STEVEN C. STRAUS. Mr. Straus has served as a director of the Company since January 1996. He currently serves as Senior Vice President of the Ambulatory Surgery Division of Columbia Healthcare, the world's largest for-profit health care provider. Mr. Straus was employed in a similar capacity with Medical Care America, Inc. from 1993 until Medical Care America was merged into Columbia Healthcare Corporation in 1994. From 1986 to 1993, Mr. Straus held various positions with Baxter Healthcare Corporation and from 1978 to 1985 was employed by American Hospital Supply Corporation.

               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     As required by the Securities and Exchange Commission rules under Section 16 of the Securities Exchange Act of 1934, as amended, the Company notes that during the fiscal year ended April 30, 1995, all reports regarding transactions in the Company's common stock were filed timely.

ITEM 10

                             EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid to five executive officers earning total compensation at annual rates in excess of $100,000 during the fiscal year ended April 30, 1996:

                                                                                             WARRANTS
NAME AND PRINCIPAL POSITION          FISCAL YEAR     SALARY(A)       BONUS(B)     OTHER     AND OPTIONS
- ----------------------------------   -----------     ---------       --------     -----     -----------
John J. Klobnak...................    April 1996     $ 186,000(a1)   $124,330      --               0
  Chief Executive Officer
                                      April 1995     $ 146,575       $ 56,835      --          25,000(c)
                                                                                               85,000(d)
                                      April 1994     $ 143,000       $ 16,250                 116,000(e)
                                                                                   --          52,500(f)
                                                                                               13,000(g)
                                                                                               10,000(h)
Alan F. Gillam....................    April 1996     $ 185,340(a1)   $ 56,636      --               0
  President
                                      April 1995     $ 146,063       $ 46,837      --          25,000(i)
                                                                                               80,000(d)
                                      April 1994     $ 142,500       $ 16,193                 219,000(e)
                                                                                               50,000(f)
                                                                                               12,000(g)
Robert W. May.....................    April 1996     $ 156,710(a1)   $104,750      --               0
  Secretary and General Counsel
                                      April 1995     $ 123,480       $ 47,880      --          25,000(i)
                                                                                               75,500(d)
                                      April 1994     $ 120,000       $ 15,692                  47,500(f)
                                                                                               11,500(g)
                                                                                               30,000(j)
B. Charles Bono...................    April 1995     $ 113,410(a1)   $ 43,975      --               0
  Exec. VP, CFO and Treasurer
                                      April 1994     $ 110,000       $ 12,500      --          15,000(c)
                                                                                               50,000(d)
                                      April 1993     $  90,000             --                   8,500(g)
                                                                                                5,000(k)
T. Wesley Dunn....................    April 1996     $ 125,000(a2)   $ 10,400      --          61,000(l)
  Vice President -- Marketing

- -------------------------
(a)  Annual compensation rate as of April 30, 1996.

(a1) Effective since October 11, 1995.

(a2) Effective since February 1, 1996.

(b)  Earned during fiscal year, paid by following May or June.

(c)  Warrants with exercise price of $7.75 per share.

(d)  Unregistered warrants with exercise price of $9.00 per share.

(e) Warrants received as part of new employment contract with exercise price of $5.00 per share.

(f)  Warrants with exercise price of $7.50 per share.

(g)  Warrants with exercise price of $5.00 per share.

(h) Incentive Stock Options with exercise price of $5.25 per share, exchanged for warrants in January 1994.

(i)  Incentive Stock Options with exercise price of $7.75 per share.

(j) Non-Qualified Stock Options with exercise price of $5.25 per share, issued when Robert W. May was an outside director, exchanged for warrants in January 1994.

(k)  Incentive Stock Options with exercise price of $5.25 per share.

(l)  Non-Qualified Warrants with exercise price of $12.625 per share.

                   WARRANT AND OPTION GRANTS LAST FISCAL YEAR

                                                            PERCENT OF
                                            NUMBER OF:       TOTAL OF
                                            OPTIONS (O)      OPTIONS/     EXERCISE
                                           WARRANTS (W)      WARRANTS      PRICE
                                           UNREGISTERED     GRANTED TO      PER
              NAME/POSITION                WARRANTS (UW)    EMPLOYEES      SHARE      EXPIRATION DATE
- -----------------------------------------  -------------    ----------    --------    ----------------
John J. Klobnak..........................           0         N/A           N/A             N/A
  Chief Executive Officer
Alan F. Gillam...........................           0         N/A           N/A             N/A
  President
Robert W. May............................           0         N/A           N/A             N/A
  Secretary
B. Charles Bono..........................           0         N/A           N/A             N/A
  Executive VP, CFO and Treasurer
T. Wesley Dunn...........................      61,000(w)     50.8%        $ 12.625    February 1, 2001
  V.P. -- Marketing

STOCK OPTION PLANS

Incentive Stock Option Plan

     In 1990, the Company adopted an Incentive Stock Option Plan (the "Stock Option Plan") pursuant to and governed by Section 422 of the Internal Revenue Code. Under the terms of the Stock Option Plan, as amended in January 1996, the Company has reserved for issuance to key employees of the Company 700,000 shares of common stock. The Stock Option Plan has been administered by the Board of Directors who subjectively decide the present and future contributions to the Company of these key employees. Since October 11, 1995, the Stock Option Plan has been administered by the Compensation Committee of the Board of Directors, a majority of which are outside directors. The exercise price may not be less than 100% of the fair market value of the common stock on the date of grant (110% with respect to optionees who are 10% or more stockholders of the Company). Options are nonassignable and may be exercised only by the employee while employed by the Company or within three months after termination of employment, except that upon death the option may be exercised within six months after such death, and upon disability the option may be exercised for one year thereafter. Options are exercisable on terms which may be established by the Board of Directors in its discretion. Options expire no later than ten years from the date of grant (five years with respect to optionees who are 10% or more stockholders).

     On April 30, 1996, the following executive officers held options to purchase that number of shares granted pursuant to the Stock Option Plan on the dates and at the prices set forth below:

                                                     NUMBER OF                           EXERCISE
                                                      SHARES         DATE GRANTED         PRICE
                                                     ---------       -------------       --------
John J. Klobnak....................................    20,000(a)     March 5, 1990        $ 3.00
Alan F. Gillam.....................................    18,750(b)     March 7, 1995        $ 7.75
Robert W. May......................................    25,000        March 7, 1995        $ 7.75
B. Charles Bono....................................         0(c)     May 4, 1993          $ 5.25

- -------------------------
(a) After exercise of 20,000 options in fiscal 1996.

(b) After exercise of 6,250 options in fiscal 1996.

(c) After exercise of 850 options in fiscal 1995 and 4,150 in fiscal 1996.

NON-QUALIFIED STOCK OPTION PLAN

     In 1990 the Company also adopted a Non-Qualified Stock Option Plan. Under the terms of the Non-Qualified Stock Option Plan, as amended in January 1996, the Company has reserved for issuance to directors who are not employees of the Company ("outside directors") and consultants 600,000 shares of common stock. The Non-Qualified Stock Option Plan is administered by the Board of Directors. Beginning with the fiscal year ending April 30, 1996, the Non-Qualified Stock Option Plan will be administered by the directors who are employees of the Company. Options under this Plan are not intended to be treated as incentive stock options as defined in Section 422 of the Internal Revenue Code of 1986, as amended. The exercise price may not be less than 100% of the fair market value of the common stock on the date of grant. Options are nonassignable and may be exercised by the director or consultant while serving as such or within ten days thereafter, except that upon death or disability the Option may be exercised for one year thereafter. On April 30, 1996, outside consultants and a former director held options to purchase 151,000 shares pursuant to the Non-Qualified Stock Option Plan.

NON-QUALIFIED WARRANT PLAN

     In 1994 the Company adopted a Non-Qualified Warrant Plan (the "Warrant Plan") which was approved by shareholders in January 1996. Under the terms of the Warrant Plan, the Company reserved 1,500,000 shares of Common Stock for issuance to employees, directors and consultants of the Company and its subsidiaries. Since October 11, 1995 the Warrant Plan has been administered by the Compensation Committee of the Board of Directors, a majority of which are outside directors. Warrants under this plan are not intended to be treated as incentive stock options as defined in Section 422 of the Internal Revenue Code of 1986, as amended. The exercise price may not be less than the fair market value of the shares of Common Stock at the time the Warrant is granted as determined by the Board of Directors. Warrants are not transferable and may be exercised by the Warrant Holder at any time during the term of the Warrant or by the Warrant Holder's devisee or estate upon his death.

     On April 30, 1996, the following executive officers held warrants to purchase shares granted pursuant to the Warrant Plan on the dates and at the prices set forth below:

                                             NUMBER OF                                  EXERCISE
                                             WARRANTS              DATE GRANTED          PRICE
                                             ---------           ----------------       --------
John J. Klobnak............................   116,000            July 20, 1993          $   5.00
                                               52,500            January 4, 1994        $   7.50
                                               13,000            January 4, 1994        $   5.00
                                               95,000*           January 4, 1994        $   5.96
                                               25,000            March 7, 1995          $   7.75
Alan F. Gillam.............................   175,250(a)         July 20, 1993          $   5.00
                                               50,000            January 4, 1994        $   7.50
                                               12,000            January 4, 1994        $   5.00
Robert W. May..............................    47,500            January 4, 1994        $   7.50
                                               11,500            January 4, 1994        $   5.00
                                               42,500(b)**       January 4, 1994        $   6.00
B. Charles Bono............................     8,000(c)         January 4, 1994        $   5.00
                                               55,000*           January 4, 1994        $   6.35
                                               15,000            March 7, 1995          $   7.75
T. Wesley Dunn.............................    61,000            February 1, 1996       $ 12.625

- -------------------------
(a) After exercise of 43,750 warrants during fiscal 1996.

(b) After exercise of 30,000 warrants during fiscal 1996.

(c) After exercise of 500 warrants during fiscal 1996.

 * Issued in exchange for a similar number of Incentive Stock Options with same average exercise price.

** Issued in exchange for a similar number of Non-Qualified Stock Options with same average exercise price.

UNREGISTERED WARRANTS

     On March 7, 1995, the Company issued a total of 325,000 unregistered warrants with an exercise price of $9.00 per share. The following executive officers currently hold unregistered warrants to purchase that number of shares granted at the prices set forth opposite their names as follows:

                                                           NUMBER OF                      EXERCISE
                                                            SHARES       DATE GRANTED      PRICE
                                                           ---------    --------------    --------
John J. Klobnak..........................................    85,000     March 7, 1995      $ 9.00
Alan F. Gillam...........................................    80,000     March 7, 1995      $ 9.00
Robert W. May............................................    75,000     March 7, 1995      $ 9.00
B. Charles Bono..........................................    50,000     March 7, 1995      $ 9.00
Richard Lindstrom, M.D. .................................   100,000     August 1, 1995     $ 5.25

ITEM 11

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table and notes thereto set forth certain information regarding beneficial ownership of the Company's common stock and Convertible Preferred Stock as of April 30, 1996 by (i) all those known by the Company to be beneficial owners of more than 5% of the Company's common stock, (ii) all of the Company's directors and (iii) all directors and executive officers of the Company as a group.

                                                                                    PERCENTAGE OF
                                                                NUMBER OF SHARES    COMMON SHARES
                                                                  BENEFICIALLY      BENEFICIALLY
            DIRECTORS, OFFICERS AND 5% SHAREHOLDERS                  OWNED              OWNED
- --------------------------------------------------------------- ----------------    -------------
John J. Klobnak(2).............................................       490,834            7.23%
  540 Maryville Centre Drive
  Suite 200
  St. Louis, MO 63141
Alan F. Gillam(3)..............................................       296,833            4.42%
  540 Maryville Centre Drive
  Suite 200
  St. Louis, MO 63141
Robert W. May(4)...............................................       164,400            2.50%
  540 Maryville Centre Drive
  Suite 200
  St. Louis, MO 63141
Dr. Henry Simon(5).............................................     1,666,665           20.62%
  20 Southampton Street
  London WC2E 7QG
  England
James M. Garvey(5).............................................     1,666,665           20.62%
  One Beacon Street, Suite 4500
  Boston, MA 02108
Richard L. Lindstrom, M.D. ....................................        51,023            0.79%
  710 East 24th Street
  Minneapolis, MN 55391
Steve Straus...................................................             0               0%
  6467 Lakehurst Avenue
  Dallas, TX 75230
All officers and directors as a group (9 persons)(7)(8)........     2,814,642           31.02%

     Pursuant to the rules of the Securities and Exchange Commission, shares of common stock which an individual or group has a right to acquire within sixty days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage of ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(1) Takes into account the possible exercise of the outstanding options granted under the Incentive Stock Option Plan, the Non-Qualified Stock Option Plan, the Non-Qualified Warrant Plan, the other unregistered warrants which are presently exercisable, and the conversion of Convertible Preferred Stock with a Mandatory Redemption Provision in 2005.

(2) Includes presently exercisable options and warrants to purchase 369,834 shares of common stock granted to Mr. Klobnak by the Board of Directors pursuant to the Company's Incentive Stock Option Plan, the Non-Qualified Warrant Plan and other unregistered warrants. Mr. Klobnak also owns an additional 36,666 common stock options and warrants which are not presently exercisable. See "Executive Compensation -- Stock Option Plan." and "Executive Compensation -- Employment Agreements"

(3) Consists of presently exercisable warrants and options granted to Mr. Gillam by the Board of Directors pursuant to the Non-Qualified Warrant Plan, the Incentive Stock Option Plan and other unregistered warrants. Mr. Gillam also owns 39,167 warrants and options which are not presently exercisable.

(4) Includes presently exercisable warrants and options granted to Mr. May by the Board of Directors to purchase 164,000 shares of common stock pursuant to the Non-Qualified Warrant Plan, the Incentive Stock Option Plan and other unregistered warrants. Mr. May also owns 37,500 warrants and options which are not presently exercisable.

(5) Reflects potential conversion of 100,000 shares of Convertible Preferred Stock with Mandatory Redemption Provision in 2005 into Common Stock.

(6) Includes presently exercisable unregistered warrants granted to Dr. Lindstrom by the Board of Directors to purchase 40,000 shares of common stock and 6,823 shares of Common Stock he received as an officer and director of Vision Correction, Inc., a Minneapolis-based company acquired by the Company in August, 1995. Dr. Lindstrom also owns 60,000 unregistered warrants which are not presently exercisable.

(7) Includes presently exercisable options and warrants to purchase an aggregate of 949,709 shares of common stock granted to five executive officers (three of which are also directors) of the Company. An additional 183,291 options and warrants to purchase shares of common stock are owned but are not presently exercisable by these executive officers. See "Executive Compensation -- Stock Option Plan" and "Executive Compensation -- Employment Agreements."

(8) Includes presently exercisable options and warrants to purchase an aggregate of 870,667 shares of common stock granted to directors (three of which are also executive officers of the Company) and 1,666,667 common shares issuable upon the conversion of preferred stock. An additional 173,333 options and warrants to purchase shares of common stock are owned but not presently exercisable by these directors.

     As required by the Securities and Exchange Commission rules under Section 16 of the Securities and Exchange Act of 1934, the Company notes that during the fiscal year ended April 30, 1996, all reports regarding transactions in the Company's common stock were timely filed.

     The following table sets forth certain information regarding beneficial ownership of the Company's Convertible Preferred Stock as of April 30, 1996.

                                                                                      PERCENTAGE OF
                                                               NUMBER OF SHARES      PREFERRED SHARES
                           NAME                               BENEFICIALLY OWNED    BENEFICIALLY OWNED
- -----------------------------------------------------------   ------------------    ------------------
Schroder Ventures International............................        37,923.48                26.9%
  Life Sciences Fund LPI
Schroder Ventures International............................         8,427.42                5.98%
  Life Sciences Fund LP2
Schroder Ventures International............................         13,349.1                9.47%
  Life Sciences Trust
Barings (Guernsey) Limited.................................           7,500.                5.32%
  Trustee of the Schroder UK
  Venture 1 Extension Fund
Schroder UK Venture Fund III Trust.........................        13,177.78                9.35%
Schroder UK Venture Fund III LP1...........................        12,881.47                9.14%
Total of all Schroder Entities affiliated with directors
  Garvey and Simon.........................................          100,000               70.92%
Drakes Landing Associates, L.P. ...........................           15,000               10.64%
525 Investments Limited....................................           10,000                7.09%
Medical Science Partners II, L.P. .........................            8,067                5.72%

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 12

     Dr. Henry Simon and James M. Garvey are both members of the Board of Directors and employees of Schroder Ventures Life Sciences Advisors, an affiliate of the primary holder of the Company's Convertible Preferred Stock with a Mandatory Redemption Provision in 2005.

                        EXHIBITS AND REPORTS ON FORM 8-K

ITEM 13

 3.0*        Company's Certificate of Incorporation and Amendment.
 3.1*        Company's Restated Certificate of Incorporation.
 3.2*        Form of Company's By-Laws, as amended.
 4.1*        Specimen Stock Certificate.
 4.2*        Amended form of Class B Warrant Certificate.
 4.3*        Form of Class B Warrant Agreement.
 4.4*        Amended form of Underwriter's Warrant Agreement.
 4.5***      Form of Class F Warrant Agreement.
 4.6***      Form of Class F Warrant Certificate.
10.1****     Agreements between the Company and affiliates of Alcon Laboratories, Inc. dated
             March 31, 1994 and April 4, 1994.
16.0*****    Letter of Lovelace, Roby & Company P.A., dated May 23, 1994, regarding change in certifying accountants.
21.0**       Subsidiaries of the Company -- Page 30
23.0**       Consent of Independent Accountants, Price Waterhouse LLP -- Page 31

- -------------------------
     * Incorporated by reference from Registration Statement No. 33-33843 effective on April 3, 1991.

    ** Filed herewith.

  *** Incorporated by reference from Registration Statement No. 33-67328 effective on November 9, 1993.

 **** Incorporated by reference from Form 8-K filed April 19, 1994.

***** Incorporated by reference from Form 8-K filed May 19, 1994.

REPORTS ON FORM 8-K

     The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

     None.

                          SUBSIDIARIES OF THE COMPANY

 1.    LVCI (Europe) Ltd.
       -- incorporated under the laws of England;
 2.    Arnott Laser Vision Centre Limited
       -- incorporated under the laws of England
       -- doing business under the name Harley Street Laser Vision Centre
       -- 50.002% owned;
 3.    Gestion LVCI (Quebec) Inc./LVCI Management (Quebec) Inc.;
       -- incorporated under the Quebec Companies Act in the Province of Quebec, Canada;
       -- doing business under the name of Montreal Laser Vision Centre;
 4.    LVCI Management (B.C.) Inc.;
       -- incorporated under the laws of the Province of British Columbia
       -- doing business under the name Broadway Eye Surgery Centre;
 5.    LVCI Management (Ontario) Inc.;
       -- incorporated under the laws of the Province of Ontario, Canada;
       -- doing business under the name St. Catharines Laser Vision Center;
       -- 90% owned;
 6.    Laser Vision Centers (Calgary) Inc.;
       -- incorporated under the Business Corporations Act (Alberta), in the Province of
       Alberta, Canada

                       CONSENT OF INDEPENDENT ACCOUNTANTS

     We hereby consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-84050) pertaining to the Laser Vision Centers, Inc. 1990 Incentive Stock Option Plan, the 1990 Non-Qualified Stock Option Plan and the 1994 Non-Qualified Warrant Plan of our report dated June 14, 1996, which is included in Laser Vision Centers, Inc.'s Annual Report on Form 10-KSB for the year ended April 30, 1996.

[SIG.]

Price Waterhouse LLP
St. Louis, Missouri
July 29, 1996

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LASER VISION CENTERS, INC.

                                          By: /s/ JOHN J. KLOBNAK

                                              ----------------------------------
                                              John J. Klobnak, Chief Executive
                                              Officer

                                          By: /s/ B. CHARLES BONO

                                              ----------------------------------
                                              B. Charles Bono, Principal
                                              Accounting Officer

Date: July 26, 1996

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

              SIGNATURE                                  TITLE                        DATE
- -------------------------------------   ---------------------------------------   -------------
/s/ JOHN J. KLOBNAK                     Chief Executive Officer, Director         July 26, 1996
- -------------------------------------
John J. Klobnak

/s/ ALAN F. GILLAM                      President, Director                       July 26, 1996
- -------------------------------------
Alan F. Gillam

/s/ ROBERT W. MAY                       Secretary, Director                       July 26, 1996
- -------------------------------------
Robert W. May

/s/ W. HOWARD LEWIN, M.D.               Director                                  July 26, 1996
- -------------------------------------
W. Howard Lewin, M.D.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Laser Vision Centers, Inc. and Subsidiaries

     In our opinion, the accompanying consolidated balance sheet and related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Laser Vision Centers, Inc. and its subsidiaries as of April 30, 1996 and April 30, 1995, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed further in Note 4, effective in the fourth quarter of the year ended April 30, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

/s/ Price Waterhouse LLP
- -------------------------------
PRICE WATERHOUSE LLP
St. Louis, Missouri

June 14, 1996

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                                       PRO FORMA
                                                             APRIL 30,             AT APRIL 30, 1996
                                                    ---------------------------        (NOTE 5)
                                                       1996            1995           (UNAUDITED)
                                                    -----------    ------------    -----------------
ASSETS
Current assets:
  Cash and cash equivalents......................   $12,672,000    $  2,126,000      $  12,672,000
  Accounts receivable, net of allowance of
     $286,000 and $157,000, respectively.........       805,000         587,000            805,000
  Prepaid expenses and other current assets......       483,000         164,000            483,000
  Assets held for sale (Note 4)..................     1,200,000              --          1,200,000
                                                    -----------    ------------      -------------
       Total current assets......................    15,160,000       2,877,000         15,160,000
Property and equipment:
  Laser equipment (Notes 4, 6 and 7).............     9,474,000       9,941,000          9,474,000
  Medical equipment (Note 4).....................       352,000         386,000            352,000
  Mobile equipment...............................       892,000         508,000            892,000
  Furniture and fixtures.........................     1,019,000         396,000          1,019,000
                                                    -----------    ------------      -------------
                                                     11,737,000      11,231,000         11,737,000
Less-accumulated depreciation....................    (1,323,000)     (3,288,000)        (1,323,000)
                                                    -----------    ------------      -------------
                                                     10,414,000       7,943,000         10,414,000
Equipment deposits...............................     1,765,000          80,000          1,765,000
                                                    -----------    ------------      -------------
       Net property and equipment................    12,179,000       8,023,000         12,179,000
Other assets (Note 2)............................     1,574,000         418,000          1,574,000
                                                    -----------    ------------      -------------
Total assets.....................................   $28,913,000    $ 11,318,000      $  28,913,000
                                                    ===========    ============      =============
LIABILITIES, REDEEMABLE PREFERRED STOCK AND
  STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of notes payable (Note 6)......   $ 1,858,000    $  3,013,000      $   1,858,000
  Current portion of obligations under capital
     leases (Note 7).............................       467,000          94,000            467,000
  Accounts payable...............................       870,000         490,000            870,000
  Accrued liabilities............................     1,963,000         581,000          1,963,000
                                                    -----------    ------------      -------------
       Total current liabilities.................     5,158,000       4,178,000          5,158,000
Non-current liabilities:
  Notes payable (Note 6).........................                       342,000
  Capital lease obligations (Note 7).............     1,375,000          64,000          1,375,000
  Deferred revenue and other.....................       275,000          80,000            275,000
  Minority interests (Note 3)....................       113,000         305,000            113,000
                                                    -----------    ------------      -------------
                                                      1,763,000         791,000          1,763,000
Commitments and contingencies (Notes 9 and 10)
Convertible preferred stock with mandatory
  redemption provision in 2005 (Note 5)..........    14,539,000
Stockholders' equity (Notes 11 and 12):
  Common stock, par value $.01 per share,
     50,000,000 authorized; 6,415,993 and
     4,452,555 shares issued and outstanding,
     respectively................................        64,000          45,000             88,000
  Paid-in-capital................................    23,831,000      13,943,000         38,346,000
  Accumulated deficit............................   (16,442,000)     (7,639,000)       (16,442,000)
                                                    -----------    ------------      -------------
                                                      7,453,000       6,349,000         21,992,000
                                                    -----------    ------------      -------------
       Total liabilities, redeemable preferred
          stock and stockholders' equity.........   $28,913,000    $ 11,318,000      $  28,913,000
                                                    ===========    ============      =============

                See Notes to Consolidated Financial Statements.

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                YEARS ENDED APRIL 30,
                                                      -----------------------------------------
                                                         1996           1995           1994
                                                      -----------    -----------    -----------
Revenues...........................................   $ 3,918,000    $ 3,311,000    $ 2,106,000
Cost of revenues (includes $1,973,000, $1,589,000
  and $969,000 of depreciation, respectively)......     4,240,000      3,375,000      1,768,000
                                                      -----------    -----------    -----------
     Gross profit (loss)...........................      (322,000)       (64,000)       338,000
Operating expense:
  General and administrative.......................     2,356,000      1,002,000        695,000
  Salaries and related expenses....................     2,329,000      1,285,000        902,000
  Depreciation and amortization....................       230,000        283,000        250,000
  Selling and marketing expenses...................       916,000        574,000        391,000
  Fixed asset impairment provision (Note 4)........     3,063,000             --             --
                                                      -----------    -----------    -----------
                                                        8,894,000      3,144,000      2,238,000
                                                      -----------    -----------    -----------
     Loss from operations..........................    (9,216,000)    (3,208,000)    (1,900,000)
Other income (expenses):
  Interest and other income........................       437,000         37,000         21,000
  Interest expense.................................      (216,000)      (242,000)      (156,000)
  Minority interest in net loss of subsidiary (Note
     3)............................................       192,000        116,000
  Provision for loss on advance (Note 10)..........            --             --       (175,000)
                                                      -----------    -----------    -----------
     Net loss......................................   $(8,803,000)   $(3,297,000)   $(2,210,000)
                                                      ===========    ===========    ===========
     Net loss per share (Note 2)...................   $     (1.75)   $      (.82)   $      (.66)
Weighted average number of common shares
  outstanding......................................     5,278,000      4,001,000      3,356,000

                See Notes to Consolidated Financial Statements.

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE YEARS ENDED APRIL 30, 1996

                                                                                             NOTE
                                       COMMON STOCK                                       RECEIVABLE,       TOTAL
                                   --------------------      PAID-IN      ACCUMULATED       COMMON       STOCKHOLDERS'
                                    SHARES      AMOUNT       CAPITAL        DEFICIT          STOCK         EQUITY
                                   ---------    -------    -----------    ------------    -----------    -----------
Balance at April 30, 1993........  2,913,000    $29,000    $ 6,032,000    $ (2,132,000)   $(1,100,000)   $ 2,829,000
Issuance of 950,000 units of
  common stock and Class F
  warrants in public offering
  (Note 12), including over
  allotment of F warrants to
  underwriters...................    950,000     10,000      3,784,000                                     3,794,000
Cancellation of 275,000 shares of
  common stock (Note 10).........   (275,000)    (3,000)      (922,000)                     1,100,000        175,000
Exercise of Class A warrants.....      1,000                     6,000                                         6,000
Net loss for year ended April 30,
  1994...........................         --         --             --      (2,210,000)            --     (2,210,000)
                                   ---------    -------    -----------    ------------    -----------    -----------
Balance at April 30, 1994........  3,589,000     36,000      8,900,000      (4,342,000)                    4,594,000
Exercise of Class A, B and F
  warrants.......................    726,955      8,000      4,142,000                                     4,150,000
Issuance of common stock in
  private offering (Note 11).....    125,000      1,000        835,000                                       836,000
Exercise of incentive and
  non-qualified stock options....     11,600                    66,000                                        66,000
Net loss for year ended April 30,
  1995...........................         --         --             --      (3,297,000)            --     (3,297,000)
                                   ---------    -------    -----------    ------------    -----------    -----------
Balance at April 30, 1995........  4,452,555     45,000     13,943,000      (7,639,000)            --      6,349,000
                                   ---------    -------    -----------    ------------    -----------    -----------
Exercise of incentive and
  non-qualified options..........    100,210      1,000        468,000                                       469,000
Exercise of C, D, non-qualified,
  underwriter and other
  warrants.......................    363,294      3,000      2,137,000                                     2,140,000
Exercise of Class B and F
  warrants.......................  1,159,690     12,000      6,910,000                                     6,922,000
Issuance of common stock in
  private offering (Note 11).....    242,218      2,000      1,143,000                                     1,145,000
Issuance of common stock in
  conjunction with acquisitions
  (Note 3).......................     98,026      1,000        911,000                                       912,000
Costs associated with issuance of
  convertible preferred stock
  with mandatory redemption
  provision......................                           (1,242,000)                                   (1,242,000)
Dividends accrued on convertible
  preferred stock (Note 5).......                             (439,000)                                     (439,000)
Net loss for the year ended April
  30, 1996.......................         --         --             --      (8,803,000)            --     (8,803,000)
                                   ---------    -------    -----------    ------------    -----------    -----------
Balance at April 30, 1996........  6,415,993    $64,000    $23,831,000    $(16,442,000)   $        --    $ 7,453,000
                                   =========    =======    ===========    ============    ===========    ===========

                See Notes to Consolidated Financial Statements.

                   LASER VISION CENTER, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                          YEARS ENDED APRIL 30,
                                                                -----------------------------------------
                                                                   1996           1995           1994
                                                                -----------    -----------    -----------
Cash flows from operating expenses:
  Net loss...................................................   $(8,803,000)   $(3,297,000)   $(2,210,000)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization............................     2,203,000      1,872,000      1,219,000
    Fixed asset impairment...................................     3,063,000
    Imputed interest.........................................        74,000        212,000         16,000
    Provision for loss on advance............................                                     175,000
    Provision for uncollectible accounts receivable..........        75,000         32,000         66,000
    Changes in operating assets and liabilities, excluding
      the effects of acquisitions:
      Increase in accounts receivable........................       (52,000)                     (386,000)
      Increase in prepaid expenses and other current
         assets..............................................      (319,000)       (92,000)       (69,000)
      Increase in other assets...............................       (54,000)       (94,000)
      Increase in accounts payable...........................       380,000        138,000        124,000
      Increase in accrued liabilities........................       746,000        328,000        166,000
      Decrease in minority interest..........................      (192,000)      (116,000)            --
                                                                -----------    -----------    -----------
           Net cash used by operating activities.............    (2,879,000)    (1,017,000)      (899,000)
                                                                -----------    -----------    -----------
Cash flows from investing activities:
  Acquisition of equipment...................................    (5,993,000)    (1,147,000)    (2,818,000)
  Equipment deposits.........................................    (1,685,000)       (80,000)       (25,000)
  Decrease in restricted cash................................                                     375,000
  Acquisition of New Image...................................      (169,000)            --             --
                                                                -----------    -----------    -----------
  Net cash used by investing activities......................    (7,847,000)    (1,227,000)    (2,468,000)
                                                                ===========    ===========    ===========
Cash flows from financing activities:
  Proceeds from private offering, redeemable preferred.......    14,100,000
  Private placement offering costs, redeemable preferred.....    (1,117,000)
  Proceeds from private offerings, common....................     1,220,000        903,000      4,750,000
  Private placement offering costs, common...................       (75,000)       (67,000)      (956,000)
  Net proceeds from exercise of Class A, B and F Warrants....     6,922,000      4,150,000          6,000
  Net proceeds from exercise of other warrants...............     2,140,000
  Proceeds from exercise of incentive and nonqualified stock
    options..................................................       469,000         66,000
  Payment on notes payable...................................    (2,135,000)    (1,305,000)      (375,000)
  Principal payments under capital lease obligations.........      (252,000)       (83,000)      (139,000)
                                                                -----------    -----------    -----------
Net cash provided by financing activities....................    21,272,000      3,664,000      3,286,000
                                                                -----------    -----------    -----------
           Net increase (decrease) in cash and cash
             equivalents.....................................    10,546,000      1,420,000        (81,000)
           Cash and cash equivalents at beginning of year....     2,126,000        706,000        787,000
                                                                -----------    -----------    -----------
           Cash and cash equivalents at end of year..........   $12,672,000    $ 2,126,000    $   706,000
                                                                ===========    ===========    ===========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
  Notes payable issued for laser purchases...................   $   675,000    $ 1,359,000    $ 5,914,000
  Capital lease obligations related to laser purchases.......     1,936,000
  Accrued dividends and offering costs, private placement
    redeemable preferred.....................................       564,000
Acquisitions -- Fair value of assets acquired................     1,676,000
  Liabilities assumed........................................      (595,000)
  Common stock issued........................................      (912,000)
                                                                -----------
  Cash paid..................................................       169,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest...................   $   127,000    $    31,000    $   140,000

                See Notes to Consolidated Financial Statements.

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF ORGANIZATION

     Laser Vision Centers, Inc. (the Company), provides access to excimer lasers and related services for the treatment of refractive vision disorders and has 30 lasers currently in use in the United States, Canada and Europe. The Company is the world's only operator of mobile excimer laser systems. The excimer laser can be used to treat refractive optical disorders such as nearsightedness and astigmatism to eliminate or reduce the need for corrective lenses. LaserVision Centers(R) operate on a shared-access model, giving individual or group ophthalmic practices use of the technology without investment risk or maintenance requirements and allowing optimal use of the equipment. In addition, the Company provides a broad range of professional services, including physician and staff training, technical support services and maintenance and, through its MarketVision and MedSource divisions, advertising and marketing programs and services.

     Photorefractive keratectomy (PRK) involves the use of an excimer laser to reshape the cornea, thereby adjusting its refractive power, which in turn eliminates or reduces the need for corrective lenses. The excimer laser can also be used to treat a number of pathological superficial corneal disorders in a procedure called phototherapeutic keratectomy (PTK). Two manufacturers, VISX, Incorporated (VISX) and Summit Technology, Inc. (Summit) recently received approval by the United States Food and Drug Administration (FDA) for use of their excimer lasers to perform PRK for low to moderate myopia and PTK. In addition to such procedures, excimer lasers can also be used to perform procedures known as laser in situ keratomileusis (LASIK), which may be more predictable in treating high levels of myopia, but which has not been specifically approved in the United States by the FDA.

     The Company has operated excimer laser centers in Canada and Europe since 1991 and 1993, respectively. The Company currently provides excimer lasers and related services to fixed-site centers in Canada, the United Kingdom, Finland, Greece, Sweden and Ireland and operates the MobilExcimer(R) in Canada and the United Kingdom. With the recent approval of the excimer laser technology by the FDA to treat certain refractive vision disorders, the Company currently operates centers in the United States and plans to continue to open U.S. centers. Risk factors associated with the successful implementation of the Company's business strategy include the absence of profitable operations, the uncertainty of market acceptance of excimer laser surgery, competition, the Company's dependence on limited sources of excimer lasers, government regulation, the uncertainty of FDA approval of the MobilExcimer, the lack of long-term follow-up data and undetermined medical risks with respect to the effect of excimer laser surgery, product liability and professional liability, the Company's ability to manage its growth and its dependence on current management and the possible need for additional financing. In the United States, fixed-site laser centers are operated in conjunction with Columbia Healthcare Corporation (Columbia Healthcare), formerly Columbia/HCA, or by the Company independently or through joint ventures.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, as well as the reported amounts of revenue and expenses. Actual results could differ from those estimates.

Cash equivalents

     The Company considers unrestricted cash, as well as short-term investments purchased with an original maturity of three months or less, to be cash equivalents. Cash and cash equivalents included money market funds of $7,903,000 ($1,711,000 in 1995) and short term commercial paper of $4,500,000 at April 30, 1996.

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES

Credit risk

     Financial instruments which potentially subject the Company to concentrations of credit risks consist principally of funds held in commercial paper, money market accounts and trade receivables.

     As of April 30, 1996 and 1995, the Company has deposited $12,406,000 and $1,747,000, respectively, in commercial paper and money market accounts at financial institutions. Management believes the credit risk related to these funds is limited due to the short-term nature of the accounts.

     Management believes the credit risk related to its trade receivables is limited due to the Company's large number of customers and that its allowance for doubtful accounts is adequate.

Property and equipment

     Property and equipment is stated at cost, or at estimated fair value for long-lived assets determined to be impaired. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation and amortization are computed utilizing the straight-line method. In the opinion of management, this method is adequate to allocate the cost of equipment over its estimated useful lives which range from four to five years. Depreciation for commercial lasers and other equipment is included in cost of revenues. Depreciation for the clinical laser and furniture and fixtures is classified as an operating expense.

Impairment of long-lived assets

     The Company reviews for the impairment of long-lived assets when events or changes in circumstances indicate that an asset's carrying value may not be recoverable. In reviewing for impairment, if the carrying value of an asset is greater than the sum of the undiscounted projected cash flows attributable to that asset, an impairment loss is recognized. The impairment loss is based on the fair value of the asset which is determined based on market prices, discounted cash flows or the best information available. See Note 4 for the impairment provision and the adoption of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121").

Other assets

     Other assets at April 30 consist of the following:

                                                                           1996         1995
                                                                        ----------    --------
Goodwill, net of $89,000 and $8,000 amortization, respectively (Note
  3).................................................................   $1,108,000    $242,000
Tradename and servicemark costs, net of $30,000 and $15,000
  amortization, respectively.........................................      152,000     167,000
VCI deposits in escrow (Note 3)......................................      256,000
Rent deposits and other, net.........................................       58,000       9,000
                                                                        ----------    --------
                                                                        $1,574,000    $418,000
                                                                        ==========    ========

     The goodwill, tradename and servicemark costs are being amortized over 5 to 15 years.

Revenue

     Laser revenues are recognized when the surgical procedures are performed. Advertising revenues are recognized as earned, upon delivery of print media or upon broadcast of TV or radio advertisements.

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES

Cost of revenues

     Cost of revenues include laser and medical equipment depreciation, laser maintenance including optics and gasses, Pillar Point royalty fees, professional medical services and medical supplies for the LaserVision Centers division. For the MarketVision division, cost of revenues includes client media and production costs which are deferred during production and expensed when the client is billed. Advertising costs are expensed as incurred and included in selling and marketing expenses for the LaserVision Centers division.

Deferred revenue

     Deferred revenue, included in other assets, relates to funds received from opthalomologists under agreements with the Company to provide excimer laser access. When laser training and access are provided and the deposits are released, the revenue will be recorded.

Minority interests

     The minority interests on the consolidated balance sheet relate to a 49.998% interest in a European subsidiary (see Note 3) and a 10% interest in one Canadian subsidiary.

Income taxes

     The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recorded based on the difference between the income tax basis of assets and liabilities and their carrying amounts for financial reporting purposes.

Foreign Currency Translation

     The accounts of the Company's foreign subsidiaries are maintained in their respective local currencies. The accompanying consolidated financial statements have been translated and adjusted to reflect U.S. dollars on the bases presented below.

     Assets and liabilities are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year. Foreign currency translation adjustments and transaction gains and losses are immaterial amounts and are included in earnings currently.

Loss per share

     Net loss per common share is based upon the weighted average number of shares outstanding during the period and includes dividends accrued on the convertible preferred stock. The calculation excludes common stock equivalent shares when their inclusion in such calculations would have been antidilutive.

Reclassifications

     Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation.

3. ACQUISITIONS

     Effective April 5, 1996, the Company's European subsidiary acquired certain assets and assumed certain liabilities of New Image Laser Centres Limited (New Image) for approximately $169,000 paid upon acquisition and $60,000 which is payable September 15, 1996. Assets acquired include accounts

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES receivable, medical equipment, leasehold improvements and furniture and fixtures. Liabilities assumed include the obligation to provide patient follow-up exams for treatment commenced prior to the acquisition date. The acquisition was accounted for in accordance with the purchase method of accounting; the acquisition cost approximated the fair value of the net assets acquired and no goodwill has been recorded. The 1996 consolidated financial statements include the revenues and expenses of New Image from the acquisition date.

     Effective February 1, 1996, the Company acquired the stock of Med-Source, Inc. (Med Source) for 21,845 shares of the Company's unregistered common stock issued at the $12.125 market price when the transaction was negotiated, and $35,000. The acquisition was accounted for in accordance with the purchase method of accounting; the acquisition cost exceeded the fair value of the net assets acquired resulting in approximately $282,000 of goodwill. To increase ophthalmic surgical volumes, Med Source provides marketing services in the areas of planning, training, and consulting. The April 30, 1996 consolidated financial statements include all assets and liabilities of Med Source and reflect the revenues and expenses of Med Source since the acquisition date.

     In August 1995, the Company acquired the stock of Vision Correction, Inc. of Minnesota (VCI) for 76,181 shares of the Company's unregistered common stock issued at the $8.50 market price. The principal assets acquired were site agreements with eye centers, clinics and individual doctors in nine states with respect to access to mobile excimer lasers. The 25 agreements, each of which required a $10,000 deposit by the eye center, clinic or doctor, require the Company to provide certain services including regular access to a mobile excimer laser in return for an agreement by the eye center, clinic or doctor to exclusively use mobile lasers provided by the Company for all PRK or similar services. The agreements become effective when the Company gives notice of its intention to provide access to a mobile excimer laser and continues thereafter for an initial term of 2 years and on a year to year basis thereafter unless notice of termination is given. The eye centers, clinics and doctors may terminate the agreements if the agreements do not become effective on or before December 31, 1997. The VCI acquisition was accounted for in accordance with the purchase method of accounting; the acquisition cost exceeded the fair value of the net assets acquired resulting in the recording of goodwill totaling $664,000.

     Effective November 1, 1994, the Company's European subsidiary acquired a majority interest of Arnott Laser Vision Centre Limited (currently doing business as Harley Street Laser Vision Centre "HSLVC") in London, England for approximately $39,000. The step acquisition of HSLVC was accounted for pursuant to the purchase method of accounting. HSLVC subsequently acquired approximately $104,000 of equipment and the existing excimer laser surgery practice from the minority owners of HSLVC in exchange for a non-interest bearing note of approximately $354,000, resulting in the recording of goodwill of $250,000. In June 1995, HSLVC consolidated operations and moved to a new leased facility on Harley Street in London. As specified in the acquisition agreement, the Company agreed to purchase a new excimer laser for approximately $500,000 to be used at the Harley Street facility in exchange for a non-interest bearing note of HSLVC. The April 30, 1996 and 1995 consolidated financial statements include the operations of HSLVC since the acquisition date and reflect the equity and other obligations due to the minority owners as a non-current liability.

4. FIXED ASSET IMPAIRMENT PROVISION

     In connection with the Company's continuing evaluation of the recoverability of its assets, a fixed asset impairment charge of $3,063,000 was recognized in the fourth quarter of fiscal 1996. This resulted from a reorganization of the Company's international operations in connection with the approval by the Food and Drug Administration
(FDA) of the Summit laser in October 1995 and the VISX laser in March 1996, for performance of certain PRK procedures in the United States. The Company had 22

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES

Model B VISX lasers dedicated to its European and Canadian operations as of February 1, 1996. The intent of the Company had been to move a number of these lasers to the United States after the FDA approval. The Company also expected these lasers to be upgradeable to treat hyperopia (farsightedness). However, in the fourth quarter of fiscal 1996 the Company was informed of VISX's decision not to upgrade the Model B lasers to treat hyperopia and of its decision to effectively prohibit the reimporting of Model B lasers. As a result, the Company was unable to upgrade the international lasers for use in the United States and, thus, had an excess of international equipment which could not treat hyperopia.

     Accordingly, the Company entered into negotiations to sell 10 excess lasers for $1,200,000, resulting in an impairment provision of $1,350,000. Such lasers are classified as assets held for sale on the balance sheet at April 30, 1996 and will be sold prior to October 31, 1996.

     The Company revised its international business plan in April 1996 to take into account FDA approval, increased emphasis on activity in the United States, international market conditions and the market acceptance of PRK procedures to date. It reduced the number of fixed sites in Europe and Canada, redeployed a number of lasers and selected a number of sites to be served by mobile lasers. Because of this significant change in business conditions, the Company assessed the projected undiscounted future cash flows of the remaining European and Canadian excimer lasers and related medical equipment and determined that cash flows were insufficient to recover the carrying value of these assets. As a result, the Company recorded an additional provision for impairment of $1,713,000 to record those assets at fair value based upon current market prices. These assets, with a carrying value of $1,235,000, will continue to be used in international operations.

     The total original cost of the above equipment was $9,542,000 and the accumulated depreciation at the time of the write-downs was $4,044,000.

     Furthermore, the Company implemented SFAS 121 in the fourth quarter and its adoption had no direct impact on the Company.

5. CONVERTIBLE PREFERRED STOCK WITH MANDATORY REDEMPTION PROVISION IN 2005

     The Company's amended Articles of Incorporation authorize the Board of Directors to issue 1,000,000 shares of preferred stock, at $.01 par value per share, in one or more series, designated by them as to rights, preferences, terms and limitations. In fiscal 1995, the Board of Directors authorized the sale of up to 180,000 shares of convertible preferred stock via a private placement at a price per share and under terms to be determined. In October 1995, the Company received $14,100,000 from the sale of 141,000 shares of restricted convertible preferred stock with a mandatory redemption provision in 2005, at the holders' option. The related offering costs of $1,242,000 were deducted from paid-in-capital. These restricted preferred shares, par value $100, are convertible into 2,349,991 shares of common stock at a conversion price of $6 per share, have a stated dividend rate beginning after three years of 8% (after two years under certain circumstances) and have limited piggy-back registration rights in the event of any public offering of common stock and mandatory registration rights after two years. For the year ended April 30, 1996, dividends of $439,000 were accrued and are reflected in the calculation of net loss per common share. These shares are expected to be converted into 2,349,991 shares of common stock upon consummation of the proposed stock offering and, in that case, the accrued dividends would not be payable (see Note
14).

     The Pro forma balance sheet at April 30, 1996 has been prepared using the historical balance sheet at April 30, 1996 and adjusted for the conversion of the Preferred Stock into 2,349,991 shares of common stock.

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES

6. NOTES PAYABLE

     In April and June 1994 and May and July 1995, the Company entered into agreements to purchase VISX lasers. The purchase agreements required periodic repayments over eighteen to twenty-four months to the seller, bearing no stated interest rate (interest was imputed at 6%). At April 30, 1996 and 1995, the outstanding balances relating to these purchase agreements totaled $1,847,000 and $3,355,000, respectively. Subsequent to April 30, 1996, the Company repaid the outstanding balance under these purchase agreements.

7. OBLIGATIONS UNDER CAPITAL LEASES

     In September 1995, the Company acquired two excimer lasers for use in the United States. The lasers were financed by five year capital leases requiring principal payments totaling $1,024,000 and bearing interest at 11% per annum. In January 1996, the Company acquired two additional excimer lasers for use in the United States. The lasers were primarily financed by three and one-half year term capital leases requiring principal payments totaling $912,000 and bearing interest at 12% per annum.

     Future minimum payments under capital leases as of April 30, 1996 are as follows:

        YEAR ENDING
         APRIL 30,                                                            AMOUNT
        ----------                                                          ----------
        1997.............................................................   $  643,000
        1998.............................................................      571,000
        1999.............................................................      571,000
        2000.............................................................      364,000
        2001.............................................................       87,000
                                                                            ----------
        Total minimum lease payments.....................................    2,236,000
        Less amount representing interest................................     (394,000)
        Less current portion.............................................     (467,000)
                                                                            ----------
        Long-term portion of obligations under capital leases at 11% to
          12%............................................................   $1,375,000
                                                                            ==========

     Assets under capital leases totaled $2,353,000 and $440,000, respectively, at April 30, 1996 and 1995. Depreciation of leased assets was $265,000, $101,000 and $122,000 for the years ended April 30, 1996, 1995 and 1994, respectively.

8. INCOME TAXES

     At April 30, 1996, the Company has net operating loss carryforwards of approximately $13.3 million available to offset future taxable income, expiring 2006 through 2011. The Company has recorded a deferred tax asset of approximately $5.3 million with an offsetting valuation allowance at April 30, 1996. For purposes of recording deferred tax assets, no future taxable income is assumed given the results of operations of the Company to date.

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES

     The components of deferred taxes at April 30 are as follows:

                                                                       1996           1995
                                                                    -----------    -----------
Net operating loss...............................................   $ 5,430,000    $ 3,006,000
Depreciation.....................................................      (172,000)       (72,000)
Other............................................................        59,000         42,000
                                                                    -----------    -----------
Net asset........................................................     5,317,000      2,976,000
Valuation allowance..............................................    (5,317,000)    (2,976,000)
                                                                    -----------    -----------
     Total deferred taxes........................................   $       -0-    $       -0-
                                                                    ===========    ===========

     The components of income tax expense are as follows for the fiscal years ending April 30:

                                                                     1996       1995      1994
                                                                    -------    -------    -----
Computed expected tax benefit....................................   $ 3,521    $ 1,319    $ 884
Impairment provision.............................................    (1,225)
Change in valuation allowance....................................    (2,341)    (1,319)    (884)
Other............................................................        45
                                                                    -------    -------    -----
  Income tax expense.............................................   $   -0-    $   -0-    $ -0-
                                                                    =======    =======    =====

9. COMMITMENTS AND CONTINGENCIES

Agreements to lease or purchase laser equipment

     Effective May 30, 1996, the Company agreed to purchase three new excimerlasers and one used excimer laser for use primarily in Europe for a total of $1.7 million due during the first half of fiscal 1997. At April 30, 1996, the Company has agreed to purchase twelve VISX excimer lasers (approximate purchase price of $6 million) and has an option to purchase twenty more (approximate purchase price of $10 million). The Company is also negotiating to assume the lease obligations for up to three excimer lasers.

Employment agreements

     During fiscal 1996, the Company entered into three-year contracts with four officers of the Company provide for base salaries and the potential payment of certain bonuses. During fiscal 1996, 1995 and 1994, $449,000, $208,000 and $62,000, respectively, were provided for these bonuses which were tied to the price of the Company's common stock. Six other key employees have employment contracts for one year to eighteen month periods.

Operating leases

     The Company has office and laser center lease agreements in St. Louis, Minneapolis, Montreal, London, Edinburgh and Solihull. The respective leases commenced in 1993, 1994 and 1996 and shall

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES end in 1998, 2000 and 2001. Approximate future minimum rental payments under the leases are as follows.

                                  YEAR ENDING                             MINIMUM RENTAL
                                   APRIL 30,                                 PAYMENTS
                                 ------------                             --------------
        1997...........................................................      $370,000
        1998...........................................................       297,000
        1999...........................................................       270,000
        2000...........................................................       243,000
        2001...........................................................       168,000

     Related rental expenses totaled $184,000, $98,000 and $71,000 for the years ended April 30, 1996, 1995 and 1994, respectively.

Claims

     During fiscal 1992, the Company hired an investor relations consulting firm and agreed to issue the firm 100,000 to 150,000 warrants to purchase the Company's common stock at $5.00 per share. Due to failure to perform and breach of contract, the Company filed a claim against the firm during fiscal 1993 to rescind the contract, void the warrants and recover fees and expenses. The disputed warrants are not included in Note 12 of these consolidated financial statements. Management does not expect this claim, currently in the trial preparation process, to have a material adverse effect upon the Company's future results of operations, liquidity or financial condition.

10. LEGAL PROCEEDINGS

     The Company is party to the following legal proceedings:

     On October 8, 1993, the Company filed suit in the Circuit Court of St. Louis County, Missouri, against Laser Vision Centers International SpA (SpA) in connection with disputes between Company and SpA arising out of a proposed agreement between the parties. On December 17, 1993, the court entered judgment by default in the Company's favor: (i) terminating and rescinding any and all agreements and proposed agreements between the parties; (ii) for money damages in the amount of $175,000 and (iii) ordering the return of 275,000 shares of common stock which was issued to SpA. Accordingly, in the year ended April 30, 1994, the Company recorded a $175,000 provision for loss on the advance and the cancellation of the 275,000 shares of common stock and related note receivable, common stock. In June 1994, SpA filed a Motion to Vacate the Judgment in the lawsuit. SpA's motion was denied in April 1995, but SpA has filed an appeal which is currently awaiting a ruling from the Missouri Court of Appeals.

     On November 17, 1994, the Company brought suit against LaserVision Centers West, Inc. (LVCWI) in the United States District Court for the Eastern District of Missouri alleging trade mark, service mark and trade name infringements and other related violations of law. The Company seeks to have LVCWI enjoined from any further use of these marks or names or any others which are confusingly similar to those registered to and used by the Company. In addition, the Company seeks damages, attorney fees and a declaratory judgment that no agreement exists between the parties. LVCWI has counterclaimed against the Company for breach of contract. On July 7, 1995, this action was transferred to the United States District Court for the Central District of California. The case is in the final stages of discovery. The Company intends to vigorously pursue the prosecution of this suit.

     On March 24, 1995, the Company filed suit against 20/20 Laser Centers, Inc. (20/20) in the United States District Court for the Southern District of California alleging trade mark, service mark

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES and trade name infringements and other related violations of law. The various counts in this suit arose from 20/20's use of the marks or name "Laser Vision" and "Laser Vision Correction." The Company seeks to have 20/20 enjoined from any further use of these marks or names or any others which are confusingly similar to those registered and used by the Company. The Company also seeks damages and attorney fees in conjunction with this action. On June 23, 1995, by stipulated agreement of the parties, this action was transferred to the United States District Court for the District of Maryland, Greenbelt Division. 20/20 has counterclaimed for cancellation of the Company's registered marks LASERVISION, LASERVISION CENTERS AND DESIGN, LASERVISION CENTER and LASERVISION CENTERS. The Company intends to vigorously pursue the prosecution of this suit.

     Management does not expect these legal proceedings, individually or in the aggregate, to have a material adverse effect upon the Company's future results of operations, liquidity or financial condition.

11. CAPITAL STOCK

     In November 1993, the Company completed a second public offering for 950,000 units at a price to the public of $5.00 per unit. Each unit consisted of one share of common stock and one Class F warrant which allows the holder to purchase one share of common stock for $6.00 on or before April 3, 1995. The underwriter subsequently exercised its over allotment option and acquired 142,500 Class F warrants bringing the total number of Class F warrants issued to 1,092,500. In connection with this second public offering, the Company sold to the representative, for $.001 per warrant, underwriter warrants to purchase up to 95,000 units at $7.25 per unit over a five-year period.

     During fiscal 1994, the expiration date for the Class A warrants was extended to August 1994 and the expiration date for the Class B warrants was extended to April 1995. In addition, the exercise price for the Class B warrants was reduced to $6.00 per share. Prior to expiration, a total of 401,220 Class A warrants were exercised (288,780 Class A warrants expired without being exercised) and 401,220 Class B warrants were issued. During fiscal 1995, the expiration date for the Class B warrants and the Class F warrants was extended to February 6, 1996. All Class B and F warrants were exercised by February 6, 1996 except for 7,295 which expired unexercised.

     In September 1994, stockholders approved an increase in the number of authorized common shares from 10,000,000 to 50,000,000 and an amendment to the Company's Certificate of Incorporation requiring super majority (80%) approval of certain business combinations.

     In April 1995, the Company sold 125,000 shares of unregistered common stock to two investors at $7.225 per share, less solicitation and offering costs. These stockholders also received certain piggyback registration rights and the option to (1) convert their common shares for any convertible preferred stock subsequently issued under a private offering or (2) receive additional common shares at no cost to bring the average price per share down to a $.25 discount to the conversion price as anti-dilution rights. In May and September 1995, the Company sold an additional 168,500 shares of unregistered common stock to two other investors under substantially similar terms. In October 1995, these investors elected to receive 73,718 additional shares of common stock in connection with their anti-dilution rights.

12. STOCK OPTIONS AND WARRANTS

     The Company has two plans under which stock options may be granted, one plan under which registered warrants may be granted and also has issued unregistered warrants. These plans are administered by the Board of Directors whose Compensation Committee recommends option and warrant grants for officers, directors and key consultants of the Company.

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES

     The 1990 Incentive Stock Option Plan (the Option Plan) was approved by stockholders of the Company on March 5, 1990 and amended by the stockholders on April 22, 1992 and January 19, 1996. Under the terms of the Option Plan, the Company has reserved for issuance to key employees and officers of the Company 700,000 shares of common stock. The exercise price may not be less than the market price of the common stock on the date of grant. Options are nonassignable and may be exercised only by the employee while employed by the Company or within three months after termination of employment unless due to death or disability. Options are exercisable in increments over four years and expire no later than ten years from the date of the grant. Of the 283,485 options outstanding as of April 30, 1996, 78,750 were granted to officers and 204,735 were granted to other employees. In May 1996, 10,000 options were granted to a new officer at $12.50 per share.

     The 1990 Non-Qualified Stock Option Plan (the Plan) was approved by the stockholders of the Company on March 5, 1990, and amended by the stockholders on April 22, 1992 and January 19, 1996. Under the terms of the Plan, as amended, the Company has reserved 600,000 shares of common stock for issuance upon exercise of options granted to outside directors and consultants. At April 30, 1996, the Company had 151,000 options outstanding under the Plan of which 135,000 were issued to a former outside director and 16,000 were issued to consultants. In May 1996, 80,000 options were issued to the four outside members of the Board of Directors and the four members of the Company's medical advisory board (one of whom is also a Board member) at an exercise price of $12.625 per share, which approximated the fair market value at the date of grant.

     Under the 1994 Non-Qualified Warrant Plan, as amended on January 19, 1996, the Company has reserved 1,500,000 shares of common stock for issuance upon exercise of registered warrants granted to certain employees, directors and consultants, of which 104,250 were exercised during fiscal 1996 and 901,250 warrants were outstanding as of April 30, 1996. Such warrants generally vest ratably over a twenty four month period and are exercisable over a five year period. During fiscal 1995, 824,500 unregistered warrants were converted to Non-Qualified Warrants with the same exercise price per share and 120,000 Non-Qualified Warrants were issued to certain consultants, officers and employees at the market price. During fiscal 1996, 61,000 Non-Qualified Warrants were issued to a Company officer at $12.625 per share, the market price at the date of the grant. In May 1996, certain officers (including new officers) and employees were granted a total of 234,000 warrants at an average market price of $12.46 per share, which approximated the fair market value at the date of grant.

     Of the 435,000 unregistered warrants outstanding as of April 30, 1996, 325,000 were issued to officers, employees and consultants during fiscal 1995 at $9.00 per share (above the market price). During fiscal 1996, 30,000 unregistered warrants were exercised and 110,000 unregistered warrants were issued to consultants. In May 1996, 125,000 unregistered warrants were granted to new officers of the Company at the current market price of $12.50 per share. Unregistered warrants are exercisable over a five year period and vest at varying rates ranging from immediately to three years.

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES

     Information with respect to the above plans is as follows:

                                                 1990            1990
                                              INCENTIVE      NON-QUALIFIED                        1994
                                             STOCK OPTION    STOCK OPTION     UNREGISTERED    NON-QUALIFIED
                                                 PLAN            PLAN           WARRANTS      WARRANT PLAN
                                             ------------    -------------    ------------    -------------
Outstanding at April 30, 1993.............      310,045         235,000               --               --
Exchanged ($5.91 to $6.35)................     (217,000)        (72,500)         289,500
Granted ($5.00 to $5.50 options; $5.00 to
  $7.50 warrants).........................       92,000          67,000          565,000
Canceled..................................       (4,500)        (52,500)              --               --
                                               --------         -------         --------         --------
Outstanding at April 30, 1994.............      180,545         177,000          854,500               --
Exercised ($5.00 to $5.75)................       (1,600)        (10,000)
Exchanged ($5.00 to $7.50)................                                      (824,500)         824,500
Granted ($5.38 to $7.75 options; $5.31 to
  $9.00 warrants).........................      109,000          25,000          325,000          120,000
Canceled..................................       (1,250)             --               --               --
                                               --------         -------         --------         --------
Outstanding at April 30, 1995.............      286,695         192,000          355,000          944,500
Exercised ($3.00 to $7.75)................      (59,210)        (41,000)         (30,000)        (104,250)
Granted ($12.50 to $16.625 options; $5.25
  to $12.625 warrants)....................       59,000                          110,000           61,000
Canceled..................................       (3,000)             --               --               --
                                               --------         -------         --------         --------
Outstanding at April 30, 1996.............      283,485         151,000          435,000          901,250
                                               ========         =======         ========         ========
Average price per share at
  April 30,
     1994.................................     $   4.41         $  5.38         $   5.79        $      --
     1995.................................     $   5.62         $  5.67         $   8.66        $    5.89
     1996.................................     $   7.42         $  5.78         $   8.11        $    6.40
  Exercisable at April 30,
     1994.................................      100,545         145,750          363,151               --
     1995.................................      165,570         159,500           57,083          737,347
     1996.................................      170,235         151,000          239,583          827,041

     The Company also has the following warrants outstanding as of April 30, 1996:

          24,000 Class C and 15,150 Class D-Exercisable for one share of common stock, at a price of $5.00 per share, expire December 24, 1997

          24,500 Class E-Exercisable for one share of common stock, at a price of $5.00 per share, expire January 6, 1998

          46,888 Underwriter warrants-Exercisable for one share of common stock, at a price of $7.25 per share, expire November 9, 1998

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which addresses accounting for stock option, purchase and award plans. SFAS 123 specifies that companies utilize either the "fair value based method" or the "intrinsic value based method" for valuing stock options granted. The Company will adopt SFAS 123 as required in fiscal 1997, and expects to utilize the "intrinsic value based method" for valuing stock options granted. The Company anticipates that, when adopted, SFAS 123 will not have a material effect on its financial position or results of operations.

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES

13. BUSINESS SEGMENT INFORMATION

     After allocating certain corporate expenses and determining the primary geographic area for mobile equipment, business segment information for the years ended April 30, 1994, 1995 and 1996 is as follows:

                                            LASERVISION CENTERS DIVISION
                                       ---------------------------------------
                                                              FOREIGN
                                                     -------------------------   MARKETVISION
                                        DOMESTIC       CANADA        EUROPE        DIVISION        TOTAL
                                       -----------   -----------   -----------   ------------   -----------
YEAR ENDED APRIL 30, 1996
Revenues.............................  $   286,000   $   943,000   $ 1,255,000   $  1,434,000   $ 3,918,000
                                       -----------   -----------   -----------   ------------   -----------
Income (loss) from operations........  $(3,695,000)  $(1,350,000)  $(4,312,000)  $    141,000   $(9,216,000)
                                       -----------   -----------   -----------   ------------   -----------
Minority interest in net loss of
  subsidiary.........................                                                               192,000
Interest/other income................                                                               437,000
Interest expense.....................                                                              (216,000)
                                                                                                -----------
  Net loss...........................                                                           $(8,803,000)
Identifiable assets..................  $23,667,000   $   561,000   $ 4,027,000   $    658,000   $28,913,000
                                       -----------   -----------   -----------   ------------   -----------
Capital expenditures.................  $ 7,213,000   $   426,000   $   981,000   $      7,000   $ 8,604,000
                                       -----------   -----------   -----------   ------------   -----------
Depreciation and amortization........  $   285,000   $   467,000   $ 1,430,000   $     20,000   $ 2,203,000
                                       -----------   -----------   -----------   ------------   -----------
YEAR ENDED APRIL 30, 1995
Revenues.............................  $    12,000   $   921,000   $ 1,545,000   $    833,000   $ 3,311,000
                                       -----------   -----------   -----------   ------------   -----------
Income (loss) from operations........  $(1,707,000)  $  (409,000)  $(1,126,000)  $     34,000   $(3,208,000)
                                       -----------   -----------   -----------   ------------   -----------
Minority interest in net loss of
  subsidiary.........................                                                               116,000
Interest/other income................                                                                37,000
Interest expense.....................                                                              (242,000)
                                                                                                -----------
  Net loss...........................                                                           $(3,297,000)
                                                                                                -----------
Identifiable assets..................  $ 2,613,000   $ 1,741,000   $ 6,767,000   $    197,000   $11,318,000
                                       -----------   -----------   -----------   ------------   -----------
Capital expenditures.................  $   371,000   $   508,000   $ 1,627,000   $         --   $ 2,506,000
                                       -----------   -----------   -----------   ------------   -----------
Depreciation and amortization........  $   236,000   $   388,000   $ 1,248,000   $         --   $ 1,872,000
                                       -----------   -----------   -----------   ------------   -----------
YEAR ENDED APRIL 30, 1994
Revenues.............................  $    20,000   $   808,000   $   689,000   $    589,000   $ 2,106,000
                                       -----------   -----------   -----------   ------------   -----------
Loss from operations.................  $  (850,000)  $  (610,000)  $  (410,000)  $    (30,000)  $(1,900,000)
                                       -----------   -----------   -----------   ------------   -----------
Interest/other income................                                                                21,000
Interest expense.....................                                                              (156,000)
Loss on advance......................                                                              (175,000)
                                                                                                -----------
  Net loss...........................                                                           $(2,210,000)
                                                                                                -----------
Identifiable assets..................  $ 1,446,000   $ 1,497,000   $ 6,025,000   $    167,000   $ 9,135,000
                                       -----------   -----------   -----------   ------------   -----------
Capital expenditures.................  $    27,000   $   142,000   $ 5,914,000   $         --   $ 6,083,000
                                       -----------   -----------   -----------   ------------   -----------
Depreciation and amortization........  $   224,000   $   466,000   $   527,000   $      2,000   $ 1,219,000
                                       -----------   -----------   -----------   ------------   -----------

14. PROPOSED STOCK OFFERING

     On June 5, 1996, the Company filed a Form S-3 Registration Statement with the Securities and Exchange Commission, pursuant to which the Company intends to sell 2,500,000 to 2,875,000 shares of the Company's common stock.