Form 10KSB/A
period 1995-04-30
LASER VISION CENTERS INC
filed 1996-08-16
CIK 861875

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                         ------------------------------

                                 FORM 10-KSB/A

     /X/ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required) for the fiscal year ended April 1995

                                    1-10629
                             Commission File Number
                           LASER VISION CENTERS, INC.
                 (Name of Small Business Issuer in Its Charter)

                                    DELAWARE
                           (State of jurisdiction of
                         incorporation or organization)
                                   43-1530063
                                (I.R.S. Employer
                             Identification number)

                     540 MARYVILLE CENTRE DRIVE, SUITE 200
                           ST. LOUIS, MISSOURI 63141
                    (Address of Principal Executive Offices)

                                 (314) 434-6900
                (Issuer's Telephone Number, Including Area Code)
Securities registered under Section 12(b) of the Exchange Act:

                                                          NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                           ON WHICH REGISTERED
- --------------------------------------------------------------------------------------------
         Common Stock, $.01 par value                     Boston Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:

                         COMMON STOCK, $.01 PAR VALUE;
        REDEEMABLE CLASS B, C, D, E AND F COMMON STOCK PURCHASE WARRANTS
                                (Title of Class)

     Check whether the Company: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filling requirements for past 90 days. Yes /X/ No / /

     The Company's revenues for its most recent fiscal year were $3,311,000.

     The aggregate market value of the voting stock of the Company held by non-affiliates as of July 25, 1995 was approximately $37,500,000.

            CLASSES OF COMMON EQUITY OUTSTANDING AS OF JULY 25, 1995

        Common Stock, $.01 par value......................................   4,597,055
        Class B Warrants..................................................     344,670
        Underwriters Warrants, IPO........................................      60,000
        Class C Warrants..................................................      50,000
        Class D Warrants..................................................      30,300
        Class E Warrants..................................................      24,500
        Class F Warrants..................................................     821,315
        Underwriter Unit Warrants (one share Common Stock and one Class F
          Warrant)........................................................      95,000
        Other Registered Warrants.........................................     944,500
        Other Unregistered Warrants.......................................     355,000
        Incentive Stock Options...........................................     281,695
        Non-Qualified Options.............................................     192,000

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Company incorporates by reference various exhibits from the Company's 1991 Registration Statement, file No. 33-33843, the Company's November 1993 Registration Statements, file Numbers 33-67328 and 33-58618, the Company's September 1994 Registration Statement, file No. 33-84050, and periodic reports filed under the Exchange Act.

     Transitional small business disclosure format (check one)  Yes /X/  No / /

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

ITEM 11

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table and notes thereto set forth certain information regarding beneficial ownership of the Company's common stock and Convertible Preferred Stock as of April 30, 1995 by (i) all those known by the Company to be beneficial owners of more than 5% of the Company's common stock, (ii) all of the Company's directors and (iii) all directors and executive officers of the Company as a group.

                                                                                    PERCENTAGE OF
                                                                NUMBER OF SHARES    COMMON SHARES
                                                                  BENEFICIALLY      BENEFICIALLY
           DIRECTORS, OFFICERS AND 5% SHAREHOLDERS                   OWNED              OWNED
- --------------------------------------------------------------  ----------------    -------------
John J. Klobnak(2)............................................        426,183            8.96%
  540 Maryville Centre Drive
  Suite 200
  St. Louis, MO 63141
Alan F. Gillam(3).............................................        275,958            5.84%
  540 Maryville Centre Drive
  Suite 200
  St. Louis, MO 63141
Robert W. May(4)..............................................        125,802            2.76%
  540 Maryville Centre Drive
  Suite 200
  St. Louis, MO 63141
W. Howard Lewin, M.D.(5)......................................        115,000            2.52%
  #8 Ridgecreek Drive
  St. Louis, MO 63141
GE Investment Corp. ..........................................        246,000            5.52%
  Suite 1230
  2029 Century Parkway East
  Los Angeles, CA 90067
All officers and directors as a group (6 persons)(6)(7).......      1,107,464           20.37%

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

(1) Takes into account the possible exercise of the outstanding options and warrants granted under the Incentive Stock Option Plan, the Non-Qualified Stock Option Plan, the Non-Qualified Warrant Plan, and the other unregistered warrants which are presently exercisable.

(2) Includes presently exercisable options and warrants to purchase 305,183 shares of common stock granted to Mr. Klobnak by the Board of Directors pursuant to the Company's Incentive Stock Option Plan, the Non-Qualified Warrant Plan and other unregistered warrants. Mr. Klobnak also owns an additional 121,317 common stock options and warrants which are not presently exercisable. See "Executive Compensation -- Stock Option Plan" and "Executive Compensation -- Employment Agreements."

(3) Consists of presently exercisable warrants and options granted to Mr. Gillam by the Board of Directors pursuant to the Non-Qualified Warrant Plan, the Incentive Stock Option Plan and other unregistered warrants. Mr. Gillam also owns 110,042 warrants and options which are not presently exercisable.

(4) Includes presently exercisable warrants and options granted to Mr. May by the Board of Directors to purchase 125,802 shares of common stock pursuant to the Non-Qualified Warrant Plan, the Incentive Stock Option Plan and other unregistered warrants. Mr. May also owns 105,698 warrants and options which are not presently exercisable.

(5) Consists of presently exercisable options granted to Dr. Lewin by the Board of Directors pursuant to the Non-Qualified Stock Option Plan. Dr. Lewin also owns 30,000 options which are not presently exercisable.

(6) Includes presently exercisable options and warrants to purchase an aggregate of 869,514 shares of common stock granted to five executive officers (three of which are also directors) of the Company. An additional 429,136 options and warrants to purchase shares of common stock are owned but are not presently exercisable by these executive officers.

(7) Includes presently exercisable options and warrants to purchase an aggregate of 821,943 shares of common stock granted to directors, including three officers/directors of the Company. An additional 367,057 options and warrants to purchase shares of common stock are owned but not presently exercisable by these directors.

     As required by the Securities and Exchange Commission rules under Section 16 of the Securities and Exchange Act of 1934, the Company notes that during the fiscal year ended April 30, 1995, all reports regarding transactions in the Company's common stock were timely filed.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                                          LASER VISION CENTERS, INC.

                                          By: /s/ John J. Klobnak
                                            ------------------------------------
                                            John J. Klobnak, Chief Executive
                                              Officer

                                          By: /s/ B. Charles Bono
                                            ------------------------------------
                                            B. Charles Bono, Principal
                                              Accounting Officer

Date: August 16, 1996

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

             SIGNATURE                               TITLE                          DATE
- -----------------------------------   -----------------------------------   --------------------
        /s/ John J. Klobnak
- -----------------------------------   Chief Executive Officer, Director     Date:  August 16, 1996
John J. Klobnak
        /s/ Alan F. Gillam
- -----------------------------------   President, Director                   Date:  August 16, 1996
Alan F. Gillam
         /s/ Robert W. May
- -----------------------------------   Secretary, Director                   Date:  August 16, 1996
Robert W. May
     /s/ W. Howard Lewin, M.D.
- -----------------------------------   Director                              Date:  August 16, 1996
W. Howard Lewin, M.D.