Form 10KSB/A
period 1996-04-30
LASER VISION CENTERS INC
filed 1996-08-16
CIK 861875

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                 FORM 10-KSB/A

   /x/ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required) for the fiscal year ended April 1996

                                    1-10629
                                    -------
                             Commission File Number


                           LASER VISION CENTERS, INC.
                           --------------------------
                (Name of Registrant as Specified in Its Charter)


       Delaware                                    43-1530063
       ---------                                   ----------

       (State of jurisdiction                      (I.R.S. Employer
       of incorporation or                         Identification
       organization)                                   number)



                     540 Maryville Centre Drive, Suite 200
                           St. Louis, Missouri  63141

                    (Address of Principal Executive Offices)

                                 (314) 434-6900

                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:


           Title of Each Class                    Name of Each Exchange
           -------------------                    On Which Registered
                                                  -------------------

           Common Stock, $.01 par value           Boston Stock Exchange


Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.01 par value;
                         -----------------------------
          Redeemable Class C, D, and E Common Stock Purchase Warrants
          -----------------------------------------------------------
                                (Title of Class)
                                ----------------

     Check whether the Company:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes     X          No
       ---


     The aggregate market value of the voting stock of the Company held by non-affiliates as of July 25, 1996 was approximately $53,865,000.

     CLASSES OF COMMON EQUITY OUTSTANDING AS OF JULY 25, 1996


    Common Stock, $.01 par value         8,264,556
    Class C Warrants                        24,000
    Class D Warrants                        15,150
    Class E Warrants                        24,500
    Underwriter Unit Warrants               46,888
    Other Registered Warrants            1,100,700
    Other Unregistered Warrants            560,000
    Incentive Stock Options                316,135
    Non-Qualified Options                  231,000



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

                                              LASER VISION CENTERS, INC.


                                              By:  /s/ JOHN J. KLOBNAK
                                                   --------------------------
                                                   John J. Klobnak, Chief
                                                   Executive Officer


                                              By:  /s/ B. CHARLES BONO
                                                   --------------------------
                                                   B. Charles Bono, Principal
                                                   Accounting Officer


Date:  July 26, 1996

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.



        Signature                       Title                        Date
        ---------                       -----                        ----

/s/ John J. Klobnak             Chief Executive Officer, Director    July 26, 1996
- ------------------------------
John J. Klobnak


/s/ Alan F. Gillam              President, Chief Operating Officer   July 26, 1996
- ------------------------------  and Director
Alan F. Gillam


/s/ B. Charles Bono III         Executive Vice President, Principal  July 26, 1996
- ------------------------------  Accounting Officer, Chief
B. Charles Bono III             Financial Officer and Treasurer


/s/ Robert W. May               Vice-Chairman, General Counsel,      July 26, 1996
- ------------------------------  Secretary and Director
Robert W. May


/s/ Richard L. Lindstrom, M.D.  Director                             July 26, 1996
- ------------------------------
Richard L. Lindstrom


/s/ Dr. Henry Simon             Director                             July 26, 1996
- ------------------------------
Dr. Henry Simon


/s/ James M. Garvey             Director                             July 26, 1996
- ------------------------------
James M. Garvey


/s/ Steven C. Straus            Director                             July 26, 1996
- ------------------------------
Steven C. Straus