Form 10-Q
period 1996-07-31
LASER VISION CENTERS INC
filed 1996-09-13
CIK 861875

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


      X-QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE SECURITIES
              EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                                 JULY 31, 1996


                         Commission file number 1-10629
                                                -------
                           LASER VISION CENTERS, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)


      Delaware                                           43-1530063
      --------                                           ----------
(State or other jurisdiction of incorporation  (I.R.S. Employer identification
or organization)                               number)


        540 Maryville Centre Dr., Suite 200,  St. Louis, Missouri 63141
        ---------------------------------------------------------------
                 (Address of principal executive offices)


                                 (314)434-6900
                                 -------------
                (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock outstanding as of August 29,1996 - 8,297,818 shares.



                         LASER VISION CENTERS, INC.

                           LASER VISION CENTERS, INC.
               FORM 10-Q FOR QUARTERLY PERIOD ENDED JULY 31, 1996
                                     INDEX



               PART OR ITEM                                                                                                PAGE
Part I. FINANCIAL STATEMENTS

Item 1. Interim Consolidated Financial Statements

        Consolidated Balance Sheet  - July 31, 1996 and April 30,1996...................................................... 3-4

        Consolidated Statement of Operations - Three months
        ended July 31, 1996 and 1995..........................................................................................5

        Consolidated Statement of Cash Flow - Three months ended July 31, 1996 and 1995.....................................6-7

        Consolidated Statement of Changes in Stockholders' Equity - Three months ended July 31, 1996...................................................................................................8

        Notes to Interim Consolidated Financial Statements....................................................................9


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

         Liquidity and Capital Resources.....................................................................................10

         Results of Operations............................................................................................11-12

Part II. OTHER INFORMATION

Item 1. Legal Proceedings....................................................................................................13

Item 2. Changes in Securities................................................................................................13

Item 3. Defaults upon Senior Securities......................................................................................13

Item 4. Submission of Matters to a
        Vote of Security Holders.............................................................................................13

Item 5. Other Information....................................................................................................13

Item 6. Reports on Form
8-K..........................................................................................................................13


LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET


                                                   JULY 31,     April 30,
                                                    1996            1996
CURRENT ASSETS

            Cash and cash equivalents             $5,387,000  $12,672,000

            Receivables, net of allowances of
             $334,000 and $286,000, respectively   1,045,000      805,000
            Prepaid expenses and
             other current assets                    622,000      483,000
            Assets held for sale (Note 3)            600,000    1,200,000
                                                  ----------  -----------

                          Total Current Assets     7,654,000   15,160,000

EQUIPMENT
           Laser equipment                        14,716,000    9,474,000
           Medical Equipment                         429,000      352,000
           Mobile equipment                          907,000      892,000
           Furniture and fixtures                  1,212,000    1,019,000
           -Accumulated depreciation              (1,995,000)  (1,323,000)
                                                  ----------  -----------

                                                  15,269,000   10,414,000
           Equipment deposits                        501,000    1,765,000
                                                  ----------  -----------

                        Total Equipment, Net      15,770,000   12,179,000

OTHER ASSETS
           Goodwill, net                           1,082,000    1,108,000
           VCI deposits in escrow                    233,000      256,000
           Tradename and service mark costs, net     147,000      152,000
           Rent deposits and other, net               49,000       58,000
                                                 -----------  -----------

                        Total Other Assets         1,511,000    1,574,000
                                                 -----------  -----------

                             Total Assets        $24,935,000  $28,913,000
                                                 ===========  ===========




See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                        JULY 31,       April 30,
                                                                         1996             1996
CURRENT LIABILITIES
      Current portion of notes payable                                   $8,000         $1,858,000
      Current portion of capitalized
       lease obligations                                                425,000            467,000
      Accounts payable                                                1,507,000            870,000
      Accrued liabilities                                             1,283,000          1,963,000
                                                                     ----------         -----------

                        Total Current Liabilities                     3,223,000          5,158,000

NON-CURRENT LIABILITIES
      Capitalized lease obligations                                   1,293,000          1,375,000
      Deferred revenue                                                  231,000            275,000
      Minority interests                                                 58,000            113,000
      Other liabilities                                                 300,000
                                                                      ---------         -----------

                        Total Non-Current Liabilities                 1,882,000          1,763,000
                                                                     ----------         -----------

COMMITTMENTS AND CONTINGENCIES

CONVERTIBLE PREFERRED STOCK WITH MANDATORY
  REDEMPTION PROVISION IN 2005, 141,000
  SHARES ISSUED, 29,434 AND 141,000 SHARES
  OUTSTANDING, RESPECTIVELY                                           3,076,000         14,539,000


STOCKHOLDERS' EQUITY
      Preferred stock - 1,000,000 shares
        authorized, 141,000 shares issued
        at $100 par value with mandatory
        redemption provision
      Common stock, par value of $.01 per
        share, 50,000,000 shares authorized;
        8,297,818 and 6,415,993 shares issued
        and outstanding, respectively                                    83,000             64,000
      Paid-in capital                                                35,405,000         23,831,000
      Accumulated deficit                                           (18,734,000)       (16,442,000)
                                                                     ----------         -----------
                        Total Stockholders' Equity                   16,754,000          7,453,000
                                                                     ----------         -----------
                Total Liabilities and Stockholders' Equity          $24,935,000        $28,913,000
                                                                    ===========        ============

See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

                                                            Three Month Period
                                                               Ended July 31,
                                                               1996      1995

REVENUES                                                   $1,502,000   $772,000

Cost of revenues, depreciation                                615,000    446,000
Cost of revenues, other                                       724,000    562,000
                                                           ----------   ---------
                         GROSS PROFIT (LOSS)                 163,000    (236,000)
                                                           ----------   ---------
Operating Expenses:
  General and administrative                               1,191,000     294,000
  Salaries and related expenses                              807,000     340,000
  Depreciation and amortization                               98,000      48,000
  Selling and marketing expenses                             449,000     186,000
                                                           ----------   ---------
                                                           2,545,000     868,000
                                                           ----------   ---------
                   LOSS FROM OPERATIONS                   (2,382,000) (1,104,000)



Other income (expenses)
  Interest and other income                                  106,000      39,000
  Interest expense                                           (71,000)     (6,000)
  Imputed interest expense                                               (34,000)
  Minority interest in net loss
    of subsidiary                                             55,000      34,000
                                                           ----------   ---------
                                   NET LOSS              ($2,292,000) ($1,071,000)
                                                         ============ ============
                                NET LOSS PER SHARE            ($0.32)      ($0.23)
                                                             =======      =======

Weighted average number of
  common shares outstanding                                7,542,000    4,573,000
                                                           =========    =========


See notes to interim consolidated financial statements


LASER VISION CENTERS, INC. AND SUBSIDIARIES                             Three Month Period
CONSOLIDATED STATEMENT OF CASH FLOW                                       Ended July 31,
                                                                            1996                     1995
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                              ($2,292,000)             ($1,071,000)
 Adjustments to reconcile net loss to net cash
       used in operating activities:
        Depreciation and amortization                                      713,000                  494,000
        Imputed interest                                                      -                      34,000
        Provision for uncollectible accounts                                48,000                    5,000
        Receivables (increase) decrease                                   (288,000)                 111,000
        Prepaid expenses and other current asset increase                 (139,000)                 (21,000)

        Minority interests decrease                                        (55,000)                 (37,000)
        Tradenames/other asset increase                                     32,000
        Accounts payable and accrued
          liabilities increase (decrease)                                   27,000                 (329,000)
        Deferred revenue decrease                                          (44,000)
                                                                         ----------                ---------

 Net cash used in operating activities                                  (1,998,000)                (814,000)

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of equipment                                               (3,363,000)                (145,000)
 Acquisition of goodwill                                                   (10,000)                       -
                                                                        -----------               ----------
Net cash used in investing activities                                   (3,373,000)                (145,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options                                     60,000                   18,000
 Principal payments under capitalized
   lease obligations and notes payable                                  (1,974,000)              (1,044,000)
   Proceeds from private offerings, common                                                        1,001,000
   Private placement offering costs, common                                                         (63,000)
   Proceeds from exercise of Class A, B and F warrants                                               12,000
   Deferred offering costs                                                                          (31,000)
                                                                         ----------                ---------

   Net cash used by financing activities                                (1,914,000)                (107,000)
                                                                         ----------                ---------

             NET DECREASE IN CASH AND CASH EQUIVALENTS                  (7,285,000)              (1,066,000)


Cash and cash equivalents at beginning of period                        12,672,000                2,126,000
                                                                        ----------                ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $5,387,000               $1,060,000
                                                                        ==========               ==========


LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOW (CONTINUED)

                                                                Three Month Period
                                                                 Ended July 31,
                                                                    1996                  1995

   Non-cash investing and financing:
      Increase in other liabilities for laser purchase           300,000
      Common stock issued to reduce liabilities                   70,000
      Conversion of preferred stock and accrual
       of preferred dividends                                 11,463,000
      Equipment deposits and assets held for sale
       exchanged for equipment                                 1,864,000
      Notes payable issued for
       laser purchases                                                                  675,000


See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY


                             Common Stock
                             $.01 Par Value

                            ----------------                                                    Total
                                                              Paid-in     Accumulated       Stockholders'
                                Shares          Amount        Capital         Deficit             Equity

Balance - April 30, 1996        6,415,993     $64,000      $23,831,000     ($16,442,000)      $7,453,000

Issuance of restricted
     shares of common stock         3,609           -           30,000               -            30,000

     Exercise of incentive and
     non-qualified options         11,833           -           60,000               -            60,000

     Exercise of non-qualified
     options for shares of
     common stock                   6,957           -           40,000               -            40,000

     Dividends accrued on
     convertible preferred
     stock                              -           -         (104,000)              -          (104,000)

     Conversation of preferred
     stock                      1,859,426      19,000       11,548,000               -        11,567,000

Net loss for the three month
  period ended July 31, 1996    ---------     -------       ----------       (2,292,000)      (2,292,000)
                                                                            -----------      -----------
Balance -
     JULY 31, 1996              8,297,818     $83,000      $35,405,000     ($18,734,000)     $16,754,000
                                =========     =======       ==========      ===========      ===========


See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 JULY 31, 1996
                                  (Unaudited)

Item 1.
1. The information contained in the interim consolidated financial statements and footnotes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and related notes thereto contained in the April 30, 1996 Annual Report on Form 10-KSB filed by LaserVision Centers, Inc. (the "Company") with the Securities and Exchange Commission. The unaudited interim consolidated financial statements as of July 31, 1996 and July 31, 1995, and for the quarterly period then ended, include all normal recurring adjustments which management considers necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. The interim consolidated financial statements include the accounts and transactions of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

Cash and cash equivalents include short-term (90 day or less) commercial paper and obligations of the U.S. government and its agencies.

The net loss per share was computed using the weighted average number of common shares outstanding during each period. Common stock equivalents were excluded due to their anti-dilutive effect. The loss per common share for the three months ended July 31, 1996, reflects $104,000 of accrued dividends on Convertible Preferred Stock with Mandatory Redemption in 2005.

2. In October 1995, the Company received $14,100,000 from the sale of 141,000 shares of restricted convertible preferred stock with a mandatory redemption provision after ten years. During the quarter ended July 31, 1996, 111,566 shares of restricted convertible preferred stock were converted to 1,859,426 shares of restricted common stock in accordance with the terms of the purchase agreement. At July 31, 1996, 29,434 shares of convertible preferred stock remain outstanding and can be converted into 490,565 shares of common stock.

3. During the quarter ended July 31, 1996, five of the ten lasers held for sale as of April 30, 1996 were sold for their net book value of $600,000, two new lasers were purchased for use in Europe, and eight lasers were purchased for use in the United States. Equipment deposits were utilized for a portion of the laser purchases.

4. During the quarter ended July 31, 1996, the Company canceled a proposed public offering and charged $260,000 of accumulated costs related to the offering to general and administrative expenses.
                                      9

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.
(A) LIQUIDITY AND CAPITAL RESOURCES

Since the completion of its initial public offering in April 1991, the Company's primary sources of liquidity have consisted of financing from the sale of Common Stock and Convertible Preferred Stock, revenues from marketing and laser access services provided to ophthalmic physicians and leases. At July 31, 1996, the Company had $5,387,000 of cash and cash equivalents compared with $12,672,000 at April 30, 1996. At July 31, 1996, the Company had working capital of $4,431,000 compared with working capital of $10,002,000 at April 30, 1996. The ratio of current assets to current liabilities at July 31, 1996 was
2.37 to one, compared to 2.94 to one at April 30, 1996.

Cash Flows from Operating Activities

Net cash used for operating activities was $1,998,000 for the quarter ended July 31, 1996 compared to $814,000 for the quarter ended July 31, 1995. The cash flows used for operating activities during the quarter ended July 31, 1996 primarily represent the net loss incurred in this period less depreciation and amortization partially offset by increases in accounts receivable and prepaid expenses and other current assets.

Cash Flows from Investing Activities

Net cash used for investing activities was $3,373,000 and $145,000 during the quarters ended July 31, 1996 and 1995, respectively. Cash used for investing during the quarter ended July 31, 1996 was primarily used to acquire equipment for the expanding U.S. market.

Cash Flows from Financing Activities

Net cash used by financing activities was $1,914,000 and $107,000 during the quarters ended July 31, 1996 and 1995, respectively. Cash used for financing during the quarter ended July 31, 1996 was used for principal payments under capital leases and notes payable.

In the future funds may be received from operating and capital leases of equipment, the exercise of underwriter and other warrants and/or the exercise of stock options, and other public or private equity offerings. However, there is no assurance that the Company will obtain any such funds.



(B) RESULTS OF OPERATIONS

QUARTER ENDED JULY 31, 1996 COMPARED TO QUARTER ENDED JULY 31, 1995

The Company has continued to open excimer laser centers for PRK in the U.S. As of July 31, 1996, the Company had installed twenty lasers for domestic use. Seventeen of these lasers were installed in Columbia/HCA Healthcare Corporation outpatient surgery centers.

Reorganization of the Company's international operations is continuing in accordance with the plan established in the fourth quarter of 1996.

Revenues

Total revenues of $1,502,000 for the quarter ended July 31, 1996 increased by $730,000 from $772,000 for the quarter ended July 31, 1996, or an increase of 95%.

Revenues for the Laser Vision Centers division increased to $1,142,000 for the quarter ended July 31, 1996 from $414,000 for the quarter ended July 31, 1995. The increase is attributable to higher revenues from the European centers of $313,000 and new U.S. centers of $416,000. The increase in U.S. revenues for the LaserVision Centers division is attributable to the increased number of centers in operation and procedures performed in the U.S. The increased European revenues is primarily related to increased procedures performed with the European mobile laser, at the Harley Street facility and at the centers acquired in conjunction with the New Image acquisition. Total Canadian revenues remained at a consistent level due to increases in revenues for the Canadian mobile laser and Montreal center offset by decreases in revenues in the Vancouver center.

Revenues for the MarketVision division remained consistent due to new revenues from the Med-Source acquisition of $70,000 which offset decreases in the revenues from other MarketVision clients.

Cost of Revenues/Gross Profit (Loss)

Cost of revenues increased to $1,339,000 for the quarter ended July 31, 1996 from $1,008,000 for the quarter ended July 31, 1995. Depreciation in cost of revenue increased to $615,000 from $446,000 in these respective periods due to the increased number of U.S. lasers partially offset by decreases in depreciation on European and Canadian lasers which were written down to estimated fair market value during the fourth quarter of fiscal 1996 as well as a reduction attributable to the lasers held for sale during the first quarter of 1996.

Other costs of revenues increased to $724,000 for the quarter ended July 31, 1996 from $562,000 for the quarter ended July 31, 1995 primarily due to increased costs for U.S. operations, including Pillar Point royalties of $67,000 and gas costs of $39,000. Costs of mobile laser operations in Canada and Europe also increased $74,000. The increase in other costs of revenues, when combined with the revenue increase, resulted in these other costs of revenues decreasing from 73% of total revenues for the quarter ended July 31, 1995 to 48% of total revenues for the quarter ended July 31, 1996.

Total gross profit (loss) improved from a loss of $236,000 for the quarter ended July 31, 1995 to a profit of $163,000 for the quarter ended July 31, 1996. The variable gross profit, excluding depreciation, increased to $778,000 from $210,000, primarily due to increased procedures in the U.S. and Europe.

Operating Expenses

General and administrative expenses increased from $294,000 to $1,191,000 for the quarters ended July 31, 1995 and 1996, respectively. The increase is primarily attributable to $260,000 of stock offering costs, an increase of $164,000 in legal and professional fees associated with tradename issues, an increase of $52,000 in travel expenses, $55,000 of new costs associated with training physicians to perform procedures, an increase of $99,000 in office expenses associated with the increased U.S. operations, $44,000 of development costs associated with a new mobile laser concept, an increase of $68,000 in European office and rent expenses and an increase of $23,000 for additional liability insurance coverage.

Salaries and related expenses increased from $340,000 to $807,000 for the quarters ended July 31, 1995 and 1996, respectively. The increase was due to an increased number of employees, the executive incentive compensation program, salary adjustments and the related payroll taxes and fringe benefits.

Depreciation and amortization increased from $48,000 to $98,000 for the quarter ended July 31, 1995 and 1996, respectively. The increase was primarily due to amortization of goodwill associated with acquisitions of Med-Source and VCI totaling $32,000 and increased depreciation from the Harley Street center of $12,000.

Selling and marketing expenses increased from $186,000 to $449,000 for the quarters ended July 31, 1995 and 1996, respectively. The increase was primarily due to $210,000 of promotional costs associated with the new U.S. market, an increase of $28,000 in promotional costs for the Canadian market, and an increase of $22,000 related to trade shows.

Other Income (Expenses)

Higher interest income caused the improvement to a net $90,000 in other income during the quarter ended July 31, 1996 from a net $33,000 in other income

                          PART II-OTHER INFORMATION

Item 1.     Legal Proceedings
            An Italian company's appeal of a judgment in favor of the Company was denied by the Missouri Court of Appeals on July 23, 1996. In August, the Italian company filed a motion for a rehearing or for transfer to the Supreme Court of Missouri.

            Other than as stated above, there has been no significant change in the status of any litigation from that reported in the April 30, 1996 Form 10-KSB, nor has any other material litigation been initiated.

Item 2.     Changes in Securities
            None

Item 3.     Defaults upon Senior Securities
            None

Item 4.     Submission of Matters to a Vote of Security Holders
            None

Item 5.     Other Information
            None

Item 6.     Reports on Form 8-K during the period covered by this report:
            None

Exhibits - None













                                  Signature
Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


LASER VISION CENTERS, INC.


\s\John J. Klobnak                              September 13, 1996
- -------------------------                       -------------------------
John J. Klobnak                                          Date
Chairman of the Board and Chief Executive Officer



\s\B. Charles Bono, III                         September 13, 1996
- ------------------------                        -------------------------
B. Charles Bono Date                                     Date
Chief Financial Officer