Form 10-Q
period 1996-10-31
LASER VISION CENTERS INC
filed 1996-12-16
CIK 861875

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


      X-QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE SECURITIES
     ---      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                                OCTOBER 31, 1996


                         Commission file number 1-10629
                                                -------

                           LASER VISION CENTERS, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                         43-1530063
-------------------------------               -------------------------------
(State or other jurisdiction of               (I.R.S. Employer identification
 incorporation or organization)                         number)


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

Common Stock outstanding as of December 11,1996 - 8,805,383 shares.

                           LASER VISION CENTERS, INC.
             FORM 10-Q FOR QUARTERLY PERIOD ENDED OCTOBER 31, 1996
                                     INDEX



           PART OR ITEM                                                                     PAGE
Part I.  FINANCIAL STATEMENTS

Item 1.  Interim Consolidated Financial Statements

         Consolidated Balance Sheet  - October 31, 1996 and April 30, 1996                    3-4

         Consolidated Statement of Operations - Three months and six months
         ended October 31, 1996 and 1995                                                        5

         Consolidated Statement of Cash Flow - Six months ended October 31, 1996 and 1995     6-7

         Consolidated Statement of Changes in Stockholders' Equity - Six months
         ended October 31, 1996                                                                 8

         Notes to Interim Consolidated Financial Statements                                  9-10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

         Liquidity and Capital Resources                                                    10-11

         Results of Operations                                                              11-14

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                     15

Item 2.  Changes in Securities                                                                 15

Item 3.  Defaults upon Senior Securities                                                       15

Item 4.  Submission of Matters to a
         Vote of Security Holders                                                              15

Item 5.  Other Information.                                                                    16

Item 6.  Reports on Form 8-K                                                                   16

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET


                                                OCTOBER 31,       April 30,
                                                       1996            1996
CURRENT ASSETS

        Cash and cash equivalents               $ 6,127,000     $12,672,000
        Restricted cash                             276,000
        Receivables, net of allowances of
          $394,000 and $286,000, respectively     1,068,000         805,000
        Prepaid expenses and
          other current assets                      646,000         483,000
        Assets held for sale (Note 4)                             1,200,000
                                                -----------     -----------

                Total Current Assets              8,117,000      15,160,000

EQUIPMENT

        Laser equipment                          16,048,000       9,474,000
        Medical Equipment                           569,000         352,000
        Mobile equipment                          1,311,000         892,000
        Furniture and fixtures                    1,263,000       1,019,000
        -Accumulated depreciation                (3,005,000)     (1,323,000)
                                                -----------     -----------

                                                 16,186,000      10,414,000
        Equipment deposits                          272,000       1,765,000
                                                -----------     -----------

                Total Equipment, Net             16,458,000      12,179,000

OTHER ASSETS

        Restricted cash                           1,374,000
        Goodwill, net of amortization             1,339,000       1,108,000
        VCI deposits                                229,000         256,000
        Tradename and service mark costs, net       146,000         152,000
        Rent deposits and other, net                 49,000          58,000
                                                -----------     -----------

                Total Other Assets                3,137,000       1,574,000
                                                -----------     -----------

                        Total Assets            $27,712,000     $28,913,000
                                                ===========     ===========



See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
-------------------------------------------

                                                                OCTOBER 31,           April 30,
                                                                       1996                1996
CURRENT LIABILITIES

        Current portion of notes payable                       $    565,000        $  1,858,000
        Current portion of capitalized
          lease obligations                                         569,000             467,000
        Accounts payable                                          1,855,000             870,000
        Accrued liabilities                                       1,076,000           1,963,000
                                                               ------------        ------------

                Total Current Liabilities                         4,065,000           5,158,000

NON-CURRENT LIABILITIES

        Notes payable                                             3,663,000
        Capitalized lease obligations                             1,634,000           1,375,000
        Deferred revenue                                            226,000             275,000
        Minority interests                                                              113,000
        Other liabilities                                           300,000
                                                               ------------        ------------

                Total Non-Current Liabilities                     5,823,000           1,763,000

COMMITMENTS AND CONTINGENCIES

CONVERTIBLE PREFERRED STOCK WITH MANDATORY
 REDEMPTION PROVISION IN 2005,
 0 and 141,000 shares outstanding,
 respectively                                                                        14,539,000

STOCKHOLDERS' EQUITY

        Preferred stock - 1,000,000 shares
          authorized, 141,000 shares issued
          at $100 par value with mandatory
          redemption provision
        Common stock, par value of $.01 per
          share, 50,000,000 shares authorized;
          8,805,383 and 6,415,993 shares issued
          and outstanding, respectively                              88,000              64,000
        Paid-in capital                                          38,606,000          23,831,000
        Accumulated deficit                                     (20,870,000)        (16,442,000)
                                                               ------------        ------------
                Total Stockholders' Equity                       17,824,000           7,453,000
                                                               ------------        ------------
                Total Liabilities and Stockholders' Equity     $ 27,712,000        $ 28,913,000
                                                               ============        ============

See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
-------------------------------------------

                                                Three Month Period                    Six Month Period
                                                 Ended October 31,                    Ended October 31,
                                              1996              1995              1996               1995
REVENUES                                 $ 1,928,000        $  960,000       $ 3,430,000        $ 1,732,000
Cost of revenues, depreciation               944,000           405,000         1,559,000            851,000
Cost of revenues, other                      886,000           701,000         1,663,000          1,263,000
                                         -----------        ----------       -----------        -----------

                GROSS PROFIT (LOSS)           98,000          (146,000)          208,000           (382,000)
                                         -----------        ----------       -----------        -----------

Operating Expenses:
 General and administrative                  785,000           403,000         1,892,000            697,000
 Salaries and related expenses               815,000           596,000         1,622,000            936,000
 Depreciation and amortization               109,000            78,000           208,000            126,000
 Selling and marketing expenses              520,000           267,000           991,000            453,000
                                         -----------        ----------       -----------        -----------

                                           2,229,000         1,344,000         4,713,000          2,212,000
                                         -----------        ----------       -----------        -----------

                LOSS FROM OPERATIONS      (2,131,000)       (1,490,000)       (4,505,000)        (2,594,000)

Other income (expenses)
 Interest and other income                    57,000            37,000           163,000             76,000
 Interest expense                           (117,000)          (27,000)         (189,000)           (33,000)
 Imputed interest expense                                      (26,000)                             (60,000)
 Minority interest in net loss
  of subsidiary                               55,000            50,000           103,000             84,000
                                         -----------        ----------       -----------        -----------

                NET LOSS                 ($2,136,000)      ($1,456,000)      ($4,428,000)       ($2,527,000)
                                         ===========       ===========       ===========        ===========

                NET LOSS PER SHARE            ($0.25)           ($0.30)           ($0.57)            ($0.54)
                                         ===========       ===========       ===========        ===========
Weighted average number of
 common shares outstanding                 8,537,000         4,820,000         8,035,000          4,696,000
                                         ===========       ===========       ===========        ===========


See notes to interim consolidated financial statements


LASER VISION CENTERS, INC. AND SUBSIDIARIES                         Six Month Period
CONSOLIDATED STATEMENT OF CASH FLOW                                 Ended October 31,
-------------------------------------------
                                                                1996                1995
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                                   ($4,428,000)        ($2,527,000)
 Adjustments to reconcile net loss to net cash
        used in operating activities:
         Depreciation and amortization                        1,767,000             977,000
         Imputed interest                                                            60,000
         Provision for uncollectible accounts                   108,000              22,000
         Receivables increase                                  (371,000)            (33,000)
         Prepaid expenses and other current asset increase     (163,000)           (105,000)
         Minority interests decrease                           (103,000)            (85,000)
         Tradenames/other asset decrease                         32,000
         Accounts payable and accrued
          liabilities increase                                  198,000             261,000
         Deferred revenue decrease                              (49,000)
                                                            -----------         -----------
 Net cash used in operating activities                       (3,009,000)         (1,430,000)

CASH FLOWS FROM INVESTING ACTIVITIES

 Acquisition of equipment                                    (3,844,000)         (1,271,000)
 Acquisition of goodwill                                       (206,000)            (17,000)
 Acquisition of minority interest                               (10,000)
                                                            -----------         -----------
Net cash used in investing activities                        (4,060,000)         (1,288,000)

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from private offering, preferred                                       14,100,000
 Private placement offering costs, preferred                                     (1,008,000)
 Proceeds from exercise of stock options                         60,000             242,000
 Principal payments under capitalized
   lease obligations and notes payable                       (2,109,000)         (2,007,000)
 Proceeds from loan financing                                 2,573,000
 Proceeds from private offerings, common                                          1,219,000
 Private placement offering costs, common                                           (64,000)
 Proceeds from exercise of other warrants                                           342,000
 Net proceeds from exercise of Class B and F warrants                             1,712,000
                                                            -----------         -----------
   Net cash provided by financing activities                    524,000          14,536,000
                                                            -----------         -----------
         NET INCREASE (DECREASE) IN CASH
                AND CASH EQUIVALENTS                         (6,545,000)         11,818,000

Cash and cash equivalents at beginning of period             12,672,000           2,126,000
                                                            -----------         -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 6,127,000         $13,944,000
                                                            ===========         ===========


LASER VISION CENTERS, INC. AND SUBSIDIARIES                             Six Month Period
CONSOLIDATED STATEMENT OF CASH FLOW                                     Ended October 31,
-------------------------------------------                         1996                1995

   Non-cash investing and financing:

        Conversion of preferred stock and accrual
          of preferred dividends                                 $14,539,000
        Equipment deposits and assets held for sale
          exchanged for equipment                                  2,693,000
        Restricted cash acquired through financing                 1,650,000
        Capital lease obligations related to laser purchases         617,000         $1,024,000
        Increase in other liabilities for laser purchase             300,000            675,000
        Goodwill acquired for restricted common stock                130,000            647,000
        Common stock issued to reduce liabilities                     70,000
        Med-Source purchase accounting
          adjustment to goodwill and accruals                         30,000
        Deposits related to deferred revenue                                            250,000
        Accrued offering costs, private placement                                       200,000


See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY
-------------------------------------------

                                        Common Stock
                                       $.01 Par Value                                             Total
                                   --------------------        Paid-in      Accumulated    Stockholders'
                                     Shares      Amount        Capital          Deficit          Equity
Balance - April 30, 1996          6,415,993     $64,000     $23,831,000     ($16,442,000)    $ 7,453,000

Issuance of restricted
  shares of common stock             20,609           -         160,000                -         160,000

Exercise of incentive and
  non-qualified options              18,790           -         100,000                -         100,000


Dividends accrued on
  convertible preferred
  stock                                   -           -        (126,000)               -        (126,000)


Conversion of preferred
  stock                           2,349,991      24,000      14,641,000                -      14,665,000

Net loss for the six month
  period ended
  October 31, 1996                                                            (4,428,000)     (4,428,000)
                                 ----------     -------     -----------     ------------     -----------

Balance -
  OCTOBER 31, 1996                8,805,383     $88,000     $38,606,000     ($20,870,000)    $17,824,000
                                 ==========     =======     ===========     ============     ===========




See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 1996
                                  (Unaudited)

Item 1.
1. The information contained in the interim consolidated financial statements and footnotes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and related notes thereto contained in the April 30, 1996 Annual Report on Form 10-KSB filed by LaserVision Centers, Inc. (the "Company") with the Securities and Exchange Commission. The unaudited interim consolidated financial statements as of October 31, 1996 and October 31, 1995, and for the quarterly and six month periods then ended, include all normal recurring adjustments which management considers necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. The interim consolidated financial statements include the accounts and transactions of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. The October 31, 1996 six month consolidated statements of operations include certain reclassifications to conform with classifications for the three month period ended October 31, 1996.

Cash and cash equivalents include short-term (90 day or less) commercial paper and obligations of the U.S. government and its agencies.

The net loss per share was computed using the weighted average number of common shares outstanding during each period. Common stock equivalents were excluded due to their anti-dilutive effect. The loss per common share for the six months ended October 31, 1996 and for the quarter ended October 31, 1996, reflects $126,000 and $21,000, respectively, of accrued dividends on Convertible Preferred Stock with Mandatory Redemption in 2005.

2. In October 1995, the Company received gross proceeds of $14,100,000 from the sale of 141,000 shares of restricted convertible preferred stock with a mandatory redemption provision after ten years. During the six months ended October 31, 1996, all of the shares of restricted convertible preferred stock were converted to 2,349,991 shares of restricted common stock in accordance with the terms of the purchase agreement.

3. On October 15, 1996, the Company purchased the entire minority interest in the Arnott Laser Vision Centre located in London England. The purchase price of approximately $330,000, including $130,000 of restricted stock (17,000 shares), resulted in the extinguishment of the remaining minority interest of $3,000 and the remainder was allocated to goodwill.

4. During the six months ended October 31, 1996, ten lasers held for sale as of April 30, 1996 were sold for their net book value of $1,200,000 and four new lasers were purchased for use in Europe.

5. Eight lasers were purchased for use in the United States during the six months ended October 31, 1996. Equipment deposits were utilized for a portion of the laser purchases. In addition, during the quarter ended October 31, 1996 financing was obtained for eight lasers originally purchased with cash. The four and one-half year loan restricts $1,650,000 of the cash proceeds until certain payment and financial performance criteria are met. The portion of restricted cash which will become unrestricted within a year is classified as a current asset.

6. During the quarter ended July 31, 1996, the Company canceled a proposed public offering and charged $260,000 of accumulated costs related to the offering to general and administrative expenses.



                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.
(A) LIQUIDITY AND CAPITAL RESOURCES

Since the completion of its initial public offering in April 1991, the Company's primary sources of liquidity have consisted of financing from the sale of Common Stock and Convertible Preferred Stock, revenues from marketing and laser access services provided to ophthalmic physicians and leases. At October 31, 1996, the Company had $6,127,000 of cash and cash equivalents compared with $12,672,000 at April 30, 1996. At October 31, 1996, the Company had working capital of $4,052,000 compared with working capital of $10,002,000 at April 30, 1996. The ratio of current assets to current liabilities at October 31, 1996 was 2.0 to one, compared to 2.9 to one at April 30, 1996.

Cash Flows from Operating Activities

Net cash used for operating activities was $3,009,000 for the six months ended October 31, 1996 compared to $1,430,000 for the six months ended October 31, 1995. The cash flows used for operating activities during the six months ended October 31, 1996 primarily represent the net loss incurred in this period less depreciation and amortization and an increase in accounts payable and accrued liabilities partially offset by increases in accounts receivable and prepaid expenses and other current assets.

Cash Flows from Investing Activities

Net cash used for investing activities was $4,060,000 and $1,288,000 during the six months ended October 31, 1996 and 1995, respectively. Cash used for investing during the six months ended October 31, 1996 was used to acquire equipment for the expanding U.S. market and to purchase the minority interest in the Harley Street Laser Vision Center.

Cash Flows from Financing Activities

Net cash provided by financing activities was $524,000 and $14,536,000 during the six months ended October 31, 1996 and 1995, respectively. Loan proceeds, offset by lease payments, was the primary source of cash provided by financing during the six months ended October 31, 1996.

In the future funds may be received from operating and capital leases of equipment, the exercise of underwriter and other warrants and/or the exercise of stock options, and other public or private equity offerings. However, there is no assurance that the Company will obtain any such funds.

(B)  RESULTS OF OPERATIONS

QUARTER ENDED OCTOBER 31, 1996 COMPARED TO QUARTER ENDED OCTOBER 31, 1995

The Company has continued to implement its domestic strategy. As of October 31, 1996, the Company had installed twenty lasers for domestic use. Seventeen of these lasers were installed in Columbia/HCA Healthcare Corporation outpatient surgery centers. Two additional lasers have been deployed for use with testing the Company's mobile strategy. Three lasers have been moved from their original installation site based upon management's determination that the market was not in alignment with the Company's strategy.

The reorganization of the Company's international operations has been completed in accordance with the plan established in the fourth quarter of fiscal 1996.

Revenues

Total revenues of $1,928,000 for the quarter ended October 31, 1996 increased by $968,000 from $960,000 for the quarter ended October 31, 1996, or an increase of 101%.

Revenues for the Laser Vision Centers division increased to $1,617,000 for the quarter ended October 31, 1996 from $562,000 for the quarter ended October 31, 1995. The increase is attributable to higher revenues from the European centers of $267,000 and new U.S. centers of $809,000 partially offset by a decrease in Canadian revenues of $21,000. The increase in U.S. revenues for the LaserVision Centers division is attributable to the increased number of centers in operation and procedures performed in the U.S. The increased European revenues is primarily related to increased procedures performed with the European mobile laser and at the centers acquired in conjunction with the New Image acquisition. Total Canadian revenues decreased due to increases in revenues for the Canadian mobile laser offset by a decrease in revenues in the Vancouver center.

Revenues for the MarketVision division decreased due to a shift of attention to providing marketing for the U.S. Laser Vision Centers division.

Cost of Revenues/Gross Profit (Loss)

Cost of revenues increased to $1,830,000 for the quarter ended October 31, 1996 from $1,106,000 for the quarter ended October 31, 1995. Depreciation in cost of revenue increased to $944,000 from $405,000 in these respective periods due to the increased number of U.S. lasers partially offset by decreases in depreciation on European and Canadian lasers which were written down to estimated fair market value during the fourth quarter of fiscal 1996.

Other costs of revenues increased to $886,000 for the quarter ended October 31, 1996 from $701,000 for the quarter ended October 31, 1995 due to increased costs for U.S. operations, including Pillar Point royalties of $252,000 and gas costs of $36,000. Costs of revenue in Europe also increased $55,000.
These increases were partially offset by decreases in costs of revenue for Market Vision of $80,000, Canadian professional medical services and laser optics of $52,000. The net increase, when combined with the revenue increase, resulted in these other costs of revenues decreasing from 73% of total revenues for the quarter ended October 31, 1995 to 46% of total revenues for the quarter ended October 31, 1996.

Total gross profit (loss) improved from a loss of $146,000 for the quarter ended October 31, 1995 to a profit of $98,000 for the quarter ended October 31, 1996. The variable gross profit, excluding depreciation, increased to $1,041,000 from $259,000, primarily due to increased procedures in the U.S. and Europe.

Operating Expenses

General and administrative expenses increased from $403,000 to $785,000 for the quarters ended October 31, 1995 and 1996, respectively. The increase is primarily attributable to an increase of $113,000 in legal fees associated with tradename issues, an increase of $32,000 in travel expenses, an increase of $94,000 in office expenses associated with the increased U.S. operations, $38,000 of development costs associated with a new mobile laser concept, an increase of $71,000 in European office and rent expenses, an increase of $43,000 for additional liability insurance coverage and an increase of $30,000 in bad debt expense. These increases have been partially offset by a credit of $38,000 to training expense for physician training fees which were earned in accordance with agreements and a $50,000 reduction of an accrual related to a lease assumption which has been finalized.

Salaries and related expenses increased from $596,000 to $815,000 for the quarters ended October 31, 1995 and 1996, respectively. The increase was due to an increased number of employees, salary adjustments and the related payroll taxes and fringe benefits, offset by a decrease in executive incentive compensation.

Depreciation and amortization increased by $31,000 from $78,000 to $109,000 for the quarter ended October 31, 1995 and 1996, respectively. The increase was primarily due to amortization of goodwill associated with acquisitions of Med-Source and VCI and increased depreciation for the home office.

Selling and marketing expenses increased from $267,000 to $520,000 for the quarters ended October 31, 1995 and 1996, respectively. The increase was primarily due to $164,000 of promotional costs associated with the new U.S. market, an increase of $59,000 in international travel costs.

Other Income (Expenses)

Higher interest expense partially offset by higher interest income caused the net decline in other income (expenses) to $5,000 of other expense during the quarter ended October 31, 1996 from a net $34,000 in other income during the quarter ended October 31, 1995.

SIX MONTHS ENDED OCTOBER 31, 1996 COMPARED TO SIX MONTHS ENDED OCTOBER 31, 1995

Revenues

Total revenues of $3,430,000 for the six months ended October 31, 1996 increased by $1,698,000 from $1,732,000 for the six months ended October 31, 1996, or an increase of 98%.

Revenues for the Laser Vision Centers division increased to $2,759,000 for the six months ended October 31, 1996 from $977,000 for the six months ended October 31, 1995. The increase is attributable to higher revenues from the European centers of $581,000 and new U.S. centers of $1,225,000 partially offset by a decrease in Canadian revenues of $24,000. The increase in U.S. revenues for the LaserVision Centers division is attributable to the increased number of centers in operation and procedures performed in the U.S. The increased European revenues is primarily related to increased procedures performed with the European mobile laser and at the centers acquired in conjunction with the New Image acquisition. Total Canadian revenues decreased due to increases in revenues for the Canadian mobile laser offset by a decrease in revenues in the Vancouver center.

Revenues for the MarketVision division decreased due to a shift of attention to providing marketing for the U.S. Laser Vision Centers division partially offset by new revenues from the Med-Source acquisition.

Cost of Revenues/Gross Profit (Loss)

Cost of revenues increased to $3,222,000 for the six months ended October 31, 1996 from $2,114,000 for the six months ended October 31, 1995. Depreciation in cost of revenue increased to $1,559,000 from $851,000 in these respective periods due to the increased number of U.S. lasers partially offset by decreases in depreciation on European and Canadian lasers which were written down to estimated fair market value during the fourth quarter of fiscal 1996.

Other costs of revenues increased to $1,663,000 for the six months ended October 31, 1996 from $1,263,000 for the six months ended October 31, 1995 due to increased costs for U.S. operations, including Pillar Point royalties of $319,000 and gas costs of $75,000. Costs of revenue in Europe also increased $107,000. Cost of revenue in Canada increased due to increased costs of $47,000 for the mobile. These increases were partially offset by decreases in costs of revenue for Market Vision of

$99,000, Canadian maintenance, gas, and laser optics of $82,000. The net increase, when combined with the revenue increase, resulted in these other costs of revenues decreasing from 73% of total revenues for the six months ended October 31, 1995 to 48% of total revenues for the six months ended October 31, 1996.

Total gross profit (loss) improved from a loss of $382,000 for the six months ended October 31, 1995 to a profit of $208,000 for the six months ended October 31, 1996. The variable gross profit, excluding depreciation, increased to $1,767,000 from $469,000, primarily due to increased procedures in the U.S. and Europe.

Operating Expenses

General and administrative expenses increased from $697,000 to $1,892,000 for the six month periods ended October 31, 1995 and 1996, respectively. The increase is primarily attributable to $260,000 of stock offering costs, an increase of $198,000 in legal fees associated with tradename issues, an increase of $80,000 in travel expenses, an increase of $216,000 in office expenses associated with the increased U.S. operations, $83,000 of development costs associated with a new mobile laser concept, an increase of $155,000 in European office and rent expenses, an increase of $66,000 for additional liability insurance coverage, an increase in professional fees of $50,000, an increase of $40,000 in bad debt expense, and costs of producing various patient education videos of $33,000. These increases have been partially offset by a $50,000 reduction of an accrual related to a lease assumption which has been finalized.

Salaries and related expenses increased from $936,000 to $1,622,000 for the six month periods ended October 31, 1995 and 1996, respectively. The increase was due to an increased number of employees, salary adjustments and the related payroll taxes and fringe benefits, offset by a decrease in executive incentive compensation.

Depreciation and amortization increased by $82,000 from $126,000 to $208,000 for the six month periods ended October 31, 1995 and 1996, respectively. The increase was primarily due to an increase in amortization of goodwill associated with acquisitions of Med-Source and VCI and increased depreciation for the home office.

Selling and marketing expenses increased from $453,000 to $991,000 for the six month periods ended October 31, 1995 and 1996, respectively. The increase was due to $292,000 of promotional costs associated with the new U.S. market, an increase of $45,000 related to production of patient education videos, an increase of $48,000 related to Candian marketing, an increase of $83,000 in international travel.

Other Income (Expenses)

Higher interest income and minority interest in net loss of Harley Street partially offset by higher interest expense caused the increase in other income to $77,000 during the six months ended October 31, 1996 from $67,000 in other income during the six months ended October 31, 1995.

                           PART II-OTHER INFORMATION

Item 1. Legal Proceedings
           An Italian company's appeal of a judgment in favor of the Company was denied by the Missouri Court of Appeals on July 23, 1996. The Italian company filed a motion for rehearing or transfer to the Missouri Supreme Court which was denied on October 22, 1996.

           An agreement in principle was reached to settle the lawsuit between the Company and 20/20 Laser Centers, Inc. ("20/20"), currently pending in the U.S. District Court for the District of Maryland. No payment will be made by either party to the other and 20/20 has agreed to certain restrictions on its use of the term "Laser vision correction." A formal settlement agreement is currently being finalized.

           An agreement in principle was reached to settle the lawsuit between the Company and Laser Vision Centers West, Inc. ("LVCW"), currently pending in the U.S. District Court for the Southern District of California, which had been scheduled for trial in December, 1996. Under the terms of the settlement agreement, the Company will pay a nominal sum to LVCW and a permanent injunction will be entered against LVCW restraining it from infringing the Company's service marks and trade names. A formal settlement agreement is being finalized.

           A lawsuit entitled Lanny S. Odin v. Laser Vision Centers, Inc. and Medical Care International, Inc., was filed in the Circuit Court of St. Louis County, Missouri on August 5, 1996. This case involves a claim for unspecified damages by a former franchisee of the Company against the Company and Medical Care International, Inc., assignee of the franchises. The Company intends to vigorously defend the lawsuit.

           Other than as stated above, there has been no significant change in the status of any litigation from that reported in the April 30, 1996 Form 10-KSB, nor has any other material litigation been instituted.

Item 2.  Changes in Securities
           None

Item 3.  Defaults upon Senior Securities
           None

Item 4.  Submission of Matters to a Vote of Security Holders
           None

Item 5.  Other Information
                None

Item 6.  Reports on Form 8-K during the period covered by this report:

                1) September 27, 1996 regarding conversion of Convertible Preferred Stock of Laser Vision Centers, Inc.

Exhibits - None

                                   Signature
Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASER VISION CENTERS, INC.


\s\John J. Klobnak                                      December 16 , 1996
-------------------------                           -------------------------
John J. Klobnak                                                Date
Chairman of the Board and Chief Executive Officer


\s\B. Charles Bono, III                                 December 16, 1996
-------------------------                           -------------------------
B. Charles Bono                                                Date
Chief Financial Officer