Form 10-Q
period 1997-01-31
LASER VISION CENTERS INC
filed 1997-03-17
CIK 861875

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


      X-QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE SECURITIES
     ---      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                                JANUARY 31, 1997


                         Commission file number 1-10629

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

Common Stock outstanding as of March 10, 1997 - 8,815,383 shares.

                           LASER VISION CENTERS, INC.
             FORM 10-Q FOR QUARTERLY PERIOD ENDED JANUARY 31, 1997
                                     INDEX




         PART OR ITEM                                                                                               PAGE
Part I.  FINANCIAL STATEMENTS

Item 1.  Interim Consolidated Condensed Financial Statements

         Consolidated Condensed Balance Sheet  - January 31, 1997 and April 30, 1996..............................   3-4

         Consolidated Condensed Statement of Operations - Three months and nine months
         ended January 31, 1997 and 1996..........................................................................     5

         Consolidated Condensed Statement of Cash Flow - Nine months ended January 31, 1997 and 1996..............   6-7

         Consolidated Condensed Statement of Changes in Stockholders' Equity - Nine months
         ended January 31, 1997...................................................................................     8

         Notes to Interim Consolidated Condensed Financial Statements.............................................  9-10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

         Liquidity and Capital Resources.......................................................................... 10-11

         Results of Operations.................................................................................... 11-15

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings........................................................................................    16

Item 2.  Changes in Securities....................................................................................    16

Item 3.  Defaults upon Senior Securities..........................................................................    16

Item 4.  Submission of Matters to a Vote of Security Holders...................................................... 16-17

Item 5.  Other Information........................................................................................    17

Item 6.  Reports on Form 8-K......................................................................................    17


Laser Vision Centers, Inc. And Subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEET


                                                  JANUARY 31,    April 30,
                                                     1997          1996
CURRENT ASSETS
      Cash and cash equivalents                  $ 4,155,000  $ 12,672,000
      Restricted cash                                276,000
      Receivables, net of allowances of
       $263,000 and $286,000, respectively         1,400,000       805,000
      Prepaid expenses and
       other current assets                          736,000       483,000
      Assets held for sale                                       1,200,000
                                                 -----------  ------------

                      Total Current Assets         6,567,000    15,160,000

EQUIPMENT
      Laser equipment                             16,074,000     9,474,000
      Medical Equipment                              644,000       352,000
      Mobile equipment                             1,328,000       892,000
      Furniture and fixtures                       1,269,000     1,019,000
      -Accumulated depreciation                   (3,992,000)   (1,323,000)
                                                 -----------  ------------

                                                  15,323,000    10,414,000
      Equipment deposits                              87,000     1,765,000
                                                 -----------  ------------

                      Total Equipment, Net        15,410,000    12,179,000

OTHER ASSETS
      Restricted cash                              1,374,000
      Goodwill, net                                1,302,000     1,108,000
      Deposits and other assets                      602,000       466,000
                                                 -----------  ------------

                      Total Other Assets           3,278,000     1,574,000
                                                 -----------  ------------

                      Total Assets               $25,255,000  $ 28,913,000
                                                 ===========  ============



See notes to interim consolidated condensed financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET


                                                               JANUARY 31,       April 30,
                                                                  1997             1996
CURRENT LIABILITIES
     Current portion of notes payable                       $    624,000      $  1,858,000
     Current portion of capitalized
      lease obligations                                          695,000           467,000
     Accounts payable                                          1,609,000           870,000
     Accrued liabilities                                       1,289,000         1,963,000
                                                            -------------     ------------

                        Total Current Liabilities               4,217,000         5,158,000

NON-CURRENT LIABILITIES
     Notes payable                                              3,473,000
     Capitalized lease obligations                              1,793,000         1,375,000
     Deferred revenue                                             211,000           275,000
     Minority interests                                                             113,000
                                                            -------------     -------------

                        Total Non-Current Liabilities           5,477,000         1,763,000

COMMITMENTS AND CONTINGENCIES

CONVERTIBLE PREFERRED STOCK WITH MANDATORY
  REDEMPTION PROVISION IN 2005, 141,000
  SHARES ISSUED, 0 AND 141,000 SHARES
  OUTSTANDING, RESPECTIVELY                                                      14,539,000

STOCKHOLDERS' EQUITY
       Common stock, par value of $.01 per
         share, 50,000,000 shares authorized;
         8,815,383 and 6,415,993 shares issued
         and outstanding, respectively                             88,000            64,000
       Warrants                                                    23,000
       Paid-in capital                                         38,653,000        23,831,000
       Accumulated deficit                                    (23,203,000)      (16,442,000)
                                                            -------------     -------------
                           Total Stockholders' Equity          15,561,000         7,453,000
                                                            -------------     -------------

           Total Liabilities and Stockholders' Equity       $  25,255,000     $  28,913,000
                                                            =============     =============


See notes to interim consolidated condensed financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS


                                        Three Month Period             Nine Month Period
                                         Ended January 31,              Ended January 31,
                                        1997          1996            1997             1996
Revenues                            $ 2,009,000   $  852,000      $  5,439,000   $  2,584,000
Cost of revenues, depreciation          932,000      501,000         2,491,000      1,400,000
Cost of revenues, other                 959,000      487,000         2,622,000      1,621,000
                                    -----------   ----------      ------------   ------------

            GROSS PROFIT (LOSS)         118,000     (136,000)          326,000       (437,000)
                                    -----------   ----------      ------------   ------------

Operating Expenses:
  General and administrative          1,052,000      688,000         2,944,000      1,420,000
  Salaries and related expenses         791,000      548,000         2,413,000      1,588,000
  Depreciation and amortization         113,000       86,000           321,000        165,000
  Selling and marketing expenses        365,000      298,000         1,356,000        751,000
                                    -----------   ----------      ------------   ------------

                                      2,321,000    1,620,000         7,034,000      3,924,000
                                    -----------   ----------      ------------   ------------

          LOSS FROM OPERATIONS       (2,203,000)  (1,756,000)       (6,708,000)    (4,361,000)

Other income (expenses)
  Interest and other income              64,000      179,000           227,000        255,000
  Interest expense                     (194,000)     (43,000)         (383,000)       (76,000)
  Imputed interest expense                           (14,000)                         (74,000)
  Minority interest in net loss
   of subsidiary                                      48,000           103,000        132,000
                                    -----------  -----------      ------------   ------------

                      NET LOSS      ($2,333,000) ($1,586,000)      ($6,761,000)   ($4,124,000)
                                    ===========  ===========      ============   ============

               NET LOSS PER SHARE        ($0.26)      ($0.32)           ($0.83)        ($0.76)
                                         ======       ======            ======         ======
Weighted average number of
  common shares outstanding           8,811,000    4,935,000         8,294,000      5,412,000
                                      =========    =========         =========      =========


See notes to interim consolidated condensed financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOW

                                                                   Nine Month Period
                                                                    Ended January 31,
                                                                1997                1996
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                  ($6,761,000)        ($4,124,000)
  Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                       2,812,000            1,564,000
         Imputed interest                                                            74,000
         Provision for uncollectible accounts                  (23,000)              78,000
         Receivables (increase) decrease                      (572,000)               9,000
         Prepaid expenses and other current asset increase    (253,000)            (306,000)
         Minority interests decrease                          (103,000)            (141,000)
         Accounts payable and accrued
           liabilities increase (decrease)                    (186,000)           1,442,000
         Deferred revenue decrease                             (64,000)
                                                           -----------         ------------

  Net cash used in operating activities                     (5,150,000)          (1,404,000)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                                  (3,291,000)          (4,421,000)
  Acquisition of goodwill                                     (206,000)             (17,000)
  Deposits and other assets increase                          (159,000)              (2,000)
  Acquisition of minority interest                             (10,000)
                                                           -----------         ------------
Net cash used in investing activities                       (3,666,000)          (4,440,000)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from private offering, preferred                                      14,100,000
  Private placement offering costs, preferred                                    (1,092,000)
  Proceeds from exercise of stock options                      107,000              251,000
  Principal payments under capitalized
    lease obligations and notes payable                     (2,381,000)          (2,246,000)
  Proceeds from loan financing                               2,573,000
  Proceeds from private offerings, common                                         1,219,000
  Private placement offering costs, common                                          (64,000)
  Proceeds from exercise of other warrants                                        1,502,000
  Net proceeds from exercise of Class A, B and F warrants                         4,522,000
                                                           -----------         ------------
    Net cash provided by financing activities                  299,000           18,192,000
                                                           -----------         ------------
               NET INCREASE (DECREASE) IN CASH
                     AND CASH EQUIVALENTS                   (8,517,000)          12,348,000
Cash and cash equivalents at beginning of period            12,672,000            2,126,000
                                                           -----------         ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 4,155,000         $ 14,474,000
                                                           ===========         ============


                                                                       Nine Month Period
                                                                       Ended January 31,
                                                                     1997              1996
   Non-cash investing and financing:

      Conversion of preferred stock and accrual
        of preferred dividends                                    14,539,000
      Equipment deposits and assets held for sale
        exchanged for equipment and applied to deposits            2,965,000
      Restricted cash acquired through lease financing             1,650,000
      Capital lease obligations related to equipment purchases     1,044,000        1,024,000
      Goodwill acquired for restricted common stock                  130,000          647,000
      Common stock issued to reduce liabilities                       70,000
      Med-Source purchase accounting
        adjustment to goodwill and accruals                           30,000
      Warrant accretion                                               23,000
      Increase in other liabilities for laser purchase                                675,000
      Deposits related to deferred revenue                                            250,000
      Accrued offering costs, private placement                                       150,000




See notes to interim consolidated condensed financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF
CHANGES IN STOCKHOLDERS' EQUITY


                                      Common Stock
                                     $.01 Par Value
                                   ------------------                                                    Total
                                                                      Paid-in        Accumulated      Stockholders'
                                   Shares      Amount   Warrants      Capital          Deficit          Equity
Balance - April 30, 1996         6,415,993    $ 64,000     -        $ 23,831,000     ($16,442,000)   $ 7,453,000

Issuance of restricted
  shares of common stock            20,609                               160,000                         160,000

Exercise of incentive and
  non-qualified options             28,790                               147,000                         147,000

Dividends accrued on
  convertible preferred
  stock                                                                 (126,000)                       (126,000)

Warrant accretion                                        $23,000                                          23,000

Conversion of preferred
  stock                          2,349,991      24,000                14,641,000                      14,665,000

Net loss for the nine month
  period ended
  January 31, 1997                                                                     (6,761,000)    (6,761,000)
                                ----------    --------   -------    ------------     ------------    -----------
Balance -
  JANUARY 31, 1997               8,815,383    $ 88,000   $23,000    $ 38,653,000     ($23,203,000)   $15,561,000
                                ==========    ========   =======    ============     ============    ===========



See notes to interim consolidated condensed financial statements

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES

         NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                JANUARY 31, 1997
                                  (Unaudited)

Item 1.
1. The information contained in the interim consolidated financial statements and footnotes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and related notes thereto contained in the April 30, 1996 Annual Report on Form 10-KSB filed by LaserVision Centers, Inc. (the "Company") with the Securities and Exchange Commission. The unaudited interim consolidated financial statements as of January 31, 1997 and January 31, 1996, and for the quarterly and nine month periods then ended, include all normal recurring adjustments which management considers necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. The interim consolidated financial statements include the accounts and transactions of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

Cash and cash equivalents include short-term (90 day or less) commercial paper and obligations of the U.S. government and its agencies.

The net loss per share was computed using the weighted average number of common shares outstanding during each period. Common stock equivalents were excluded due to their anti-dilutive effect. The loss per common share for the nine months ended January 31, 1997, reflects $126,000 of accrued dividends on Convertible Preferred Stock.

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

3. Effective April 5, 1996, the Company's European subsidiary acquired certain assets and assumed certain liabilities of New Image Laser Centres Limitied (New Image).

4. On October 15, 1996, the Company purchased the minority interest in the Harley Street Laser Vision Center located in London England. The purchase price of approximately $330,000 resulted in the extinguishment of the remaining minority interest of $3,000 and the remainder was allocated to goodwill.

5. During the six months ended October 31, 1996, ten lasers held for sale as of April 30, 1996 were sold for their net book value of $1.2 million and four lasers (3 new, 1 used) were purchased for use in Europe and Canada for $1.7 million.

6. Eight lasers were purchased for use in the United States during the six months ended October 31, 1996. Equipment deposits were utilized for a portion of the laser purchases. In addition, during the quarter ended October 31, 1996 lease financing was obtained for eight lasers originally purchased with cash. The four and one-half year lease restricts $1,650,000 of the cash proceeds until certain payment or performance criteria are met. The portion of restricted cash which will become unrestricted within a year is classified as a current asset. The Company assumed the lease obligations for one excimer laser in August 1996 and one in January 1997.

7. During the quarter ended July 31, 1996, the Company canceled a proposed public offering and charged $260,000 of accumulated costs related to the offering to general and administrative expenses.

8. Effective January 1, 1997, the Company completed a management services agreement with an ophthalmic practice whose president is on the Company's Board of Directors and is also its medical director.

9. The Company filed a Registration Statement on Form S-1 with the SEC to register 2,717,209 shares of restricted common stock (including 2,349,991 converted from preferred stock) sold by the Company in 1995. This registration statement became effective on March 7, 1997.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.
(A) LIQUIDITY AND CAPITAL RESOURCES

Since the completion of its initial public offering in April 1991, the Company's primary sources of liquidity have consisted of financing from the sale of Common Stock and Convertible Preferred Stock, revenues from marketing and laser access services provided to ophthalmic physicians, loans and capitalized leases. At January 31, 1997, the Company had $4,155,000 of cash and cash equivalents compared with $12,672,000 at April 30, 1996. At January 31, 1997, the Company had working capital of $2,350,000 compared with working capital of $10,002,000 at April 30, 1996. The ratio of current assets to current liabilities at January 31, 1997 was 1.56 to one, compared to 2.94 to one at April 30, 1996.

Cash Flows from Operating Activities

Net cash used for operating activities was $5,150,000 for the nine months ended January 31, 1997 compared to $1,404,000 for the nine months ended January 31, 1996. The cash flows used for operating activities during the nine months ended January 31, 1997 primarily represent the net loss incurred in this period less depreciation and amortization and an increase in accounts payable and accrued liabilities partially offset by increases in accounts receivable, and prepaid expenses and other current assets.

Cash Flows from Investing Activities

Net cash used for investing activities was $3,666,000 and $4,440,000 during the nine months ended January

31, 1997 and 1996, respectively. Cash used for investing during the nine months ended January 31, 1997 was used to acquire equipment for the expanding U.S. market and to purchase the minority interest in the Harley Street Laser Vision Center.

Cash Flows from Financing Activities

Net cash provided by financing activities was $299,000 and $18,192,000 during the nine months ended October 31, 1997 and 1996, respectively. Loan and lease financing obtained, offset by the related lease payments, were the primary source of cash provided by financing during the nine months ended January 31, 1997.

The Company anticipates that its current cash and cash equivalents will be sufficient to fund operating expenses through July 1997, including any capital expenditures not financed by leasing.

The Company anticipates that it will require additional equity, lease and/or loan financing to fund the Company's operations, including its proposed expansion of its mobile laser access capability, during the next 24 months. In the future funds may be received from operating and capital leases of equipment, the exercise of underwriter and other warrants and/or the exercise of stock options, and other public or private equity offerings. The Company's future liquidity and capital requirements will depend on numerous factors, many of which are outside the control of the Company. Future financings may result in the issuance of senior securities or in dilution to the holders of the Common Stock. Any such financing, if required, may not be available on satisfactory terms or at all.

(B) RESULTS OF OPERATIONS

QUARTER ENDED JANUARY 31, 1997 COMPARED TO QUARTER ENDED JANUARY 31, 1996

The Company has continued to implement its domestic strategy. As of January 31, 1997, the Company had installed twenty-three lasers for domestic use. Fourteen of these lasers were installed in Columbia/HCA Healthcare Corporation outpatient surgery centers. Four lasers have been deployed for use with the Company's strategy to provide access to multiple sites by transporting fixed-site lasers between sites to meet demand. In converting lasers for purposes of transporting, various lasers were idle at times during the quarter ended January 31, 1997. The impact of the conversion of various lasers was equivalent to having two lasers idle during the entire quarter. Five lasers are being utilized in other clinics.

Reorganization of the Company's international operations has been completed in accordance with the plan established in the fourth quarter of 1996.

Revenues

Total revenues of $2,009,000 for the quarter ended January 31, 1997 increased by $1,157,000 from $852,000 for the quarter ended January 31, 1996, or an increase of 136%.

Revenues for the Laser Vision Centers division increased to $1,837,000 for the quarter ended January 31, 1997 from $615,000 for the quarter ended January 31, 1996. The increase is attributable to higher revenues from the U.S. procedures and training of $1,148,000 and higher revenues from the European centers of $75,000. The increase in U.S. revenues for the Laser Vision Centers division is attributable to the increased number of centers in operation and procedures performed in the U.S. The increased European revenues is primarily related to increased procedures performed with the European mobile laser and at the centers acquired in conjunction with the New Image acquisition. Total Canadian revenues remained at a consistent level due to increases in revenues for the Canadian mobile laser offset by a decrease in revenues in the Vancouver and Montreal centers.

Revenues for the MarketVision division decreased by $65,000 due to a shift of attention to providing marketing for the U.S. Laser Vision centers for which the Company does not record revenues.

Cost of Revenues/Gross Profit (Loss)

Cost of revenues increased to $1,891,000 for the quarter ended January 31, 1997 from $988,000 for the quarter ended January 31, 1996. Depreciation in cost of revenue increased to $932,000 from $501,000 in these respective periods due to the increased number of U.S. lasers partially offset by decreases in depreciation on European and Canadian lasers which were written down to estimated fair market value during the fourth quarter of fiscal 1996.

Other costs of revenues increased to $959,000 for the quarter ended January 31, 1997 from $487,000 for the quarter ended January 31, 1996 due to increased costs for U.S. operations, including Pillar Point royalties of $324,000 and gas costs of $30,000. Professional medical services in Montreal also increased $41,000. The net increase, when combined with the revenue increase, resulted in these other costs of revenues decreasing from 57% of total revenues for the quarter ended January 31, 1996 to 48% of total revenues for the quarter ended January 31, 1997.

Total gross profit (loss) improved from a loss of $136,000 for the quarter ended January 31, 1996 to a profit of $118,000 for the quarter ended January 31, 1997. The variable gross profit, excluding depreciation, increased to $1,050,000 from $365,000, primarily due to increased procedures in the U.S. and Europe.

Operating Expenses

General and administrative expenses increased from $688,000 to $1,052,000 for the quarters ended January 31, 1996 and 1997, respectively. The increase is primarily attributable to an increase of $84,000 in European office and rent expenses, an increase of $66,000 in consulting and other professional fees, an increase of $58,000 in rent expenses in the U.S., an increase of $45,000 in travel expenses, and $42,000 in costs related to the new mobile delivery concept. These increases were partially offset by a decrease of $51,000 in legal expense.

Salaries and related expenses increased from $548,000 to $791,000 for the quarters ended January 31, 1996 and 1997, respectively. The increase was due to an increased number of employees, salary adjustments and the related payroll taxes and fringe benefits, offset by a decrease in executive incentive compensation.

Depreciation and amortization increased from $86,000 to $113,000 for the quarter ended January 31, 1996 and 1997, respectively. The increase was primarily due to amortization of goodwill associated with the acquisition of Med-Source.

Selling and marketing expenses increased from $298,000 to $365,000 for the quarters ended January 31, 1996 and 1997, respectively. The increase was primarily due to an increase of $38,000 in promotional costs associated with the new U.S. market.

Other Income (Expenses)

Higher interest expense and lower interest income caused the net decline in other income (expenses) to $130,000 of other expense during the quarter ended January 31, 1997 from a net $170,000 in other income during the quarter ended January 31, 1996.

NINE MONTHS ENDED JANUARY 31, 1997 COMPARED TO NINE MONTHS ENDED
JANUARY 31, 1996

Revenues

Total revenues of $5,439,000 for the nine months ended January 31, 1997 increased by $2,855,000 from $2,584,000 for the nine months ended January 31, 1996, or an increase of 110%.

Revenues for the Laser Vision Centers division increased to $4,596,000 for the nine months ended January 31, 1997 from $1,592,000 for the nine months ended January 31, 1996. The increase is attributable to higher revenues from the European centers of $655,000 and new U.S. centers of $2,373,000 partially offset by a decrease in Canadian revenues of $24,000. The increase in U.S. revenues for the Laser Vision Centers division is attributable to the increased number of centers in operation and procedures performed in the U.S. The increased European revenues is primarily related to increased procedures performed with the European mobile laser and at the centers acquired in conjunction with the New Image acquisition. Total Canadian revenues decreased due to decreases in revenues in the Vancouver center partially offset by increases in revenues for the Canadian mobile laser.

Revenues for the Market Vision division decreased by $150,000 due to a shift of attention to providing marketing for the U.S. Laser Vision centers for which the Company does not record revenues partially offset by new revenues from the Med-Source acquisition.


Cost of Revenues/Gross Profit (Loss)

Cost of revenues increased to $5,113,000 for the nine months ended January 31, 1997 from $3,021,000 for the nine months ended January 31, 1996. Depreciation in cost of revenue increased to $2,491,000 from $1,400,000 in these respective periods due to the increased number of U.S. lasers partially offset by decreases in depreciation on European and Canadian lasers which were written down to estimated fair market value during the fourth quarter of fiscal 1996.

Other costs of revenues increased to $2,622,000 for the nine months ended January 31, 1997 from $1,621,000 for the nine months ended January 31, 1996 due to increased costs for U.S. operations, including Pillar Point royalties of $643,000 and gas costs of $105,000. Costs of revenue in Europe also increased by $190,000 due to higher case volumes and mobile operating costs. Costs of revenue in Canada increased due to increased costs of professional medical services in Montreal of $62,000. These increases were partially offset by decreases in costs of revenue for Market Vision of $142,000. The net increase, when combined with the revenue increase, resulted in these other costs of revenues decreasing from 63% of total revenues for the nine months ended January 31, 1996 to 48% of total revenues for the nine months ended January 31, 1997.

Total gross profit (loss) improved from a loss of $437,000 for the nine months ended January 31, 1996 to a profit of $326,000 for the nine months ended January 31, 1997. The variable gross profit, excluding depreciation, increased to $2,817,000 from $963,000, primarily due to increased procedures in the U.S. and Europe.

Operating Expenses

General and administrative expenses increased from $1,420,000 to $2,944,000 for the nine month periods ended January 31, 1996 and 1997, respectively. The increase is primarily attributable to $260,000 of stock offering costs, an increase of $269,000 in office and rent expenses associated with the increased U.S. operations, an increase of $233,000 in European office and rent expenses due to acquisition of New Image centers, an increase of $150,000 in legal fees associated with tradename issues, an increase of $126,000 in travel expenses, an increase in professional fees of $115,000, an increase of $96,000 for additional insurance coverage, $127,000 of development costs associated with a new mobile laser concept, costs of producing various patient education videos of $41,000, and an increase of $31,000 in bad debt expense.

Salaries and related expenses increased from $1,588,000 to $2,413,000 for the nine month periods ended January 31, 1996 and 1997, respectively. The increase was due to an increased number of employees, salary adjustments and the related payroll taxes and fringe benefits, offset by a decrease in executive incentive compensation.

Depreciation and amortization increased from $165,000 to $321,000 for the nine month periods ended January 31, 1996 and 1997, respectively. The increase was primarily due to an increase in amortization of goodwill associated with acquisitions and increased depreciation for the home office.

Selling and marketing expenses increased from $751,000 to $1,356,000 for the nine month periods ended January 31, 1996 and 1997, respectively. The increase was due to $363,000 of promotional costs associated with the new U.S. market, an increase of $62,000 related to Canadian marketing primarily in mobile markets, an increase of $46,000 related to European travel, and an increase of $42,000 related to production of patient education videos.

Other Income (Expenses)
Higher interest expense was the primary cause of the decrease in other income (expenses) to an expense of $53,000 during the nine months ended January 31, 1997 from $237,000 in other income during the nine months ended January 31, 1996.

                           PART II-OTHER INFORMATION

Item 1.    Legal Proceedings
           An agreement in principle was reached to settle the lawsuit between the Company and 20/20 Laser Centers, Inc. ("20/20"), currently pending in the U.S. District Court for the District of Maryland. No payment will be made by either party to the other and 20/20 has agreed to certain restrictions on its use of the term "Laser vision correction." A formal settlement agreement is currently being finalized.

           An agreement in principle was reached to settle the lawsuit between the Company and Laser Vision Centers West, Inc. ("LVCW"), currently pending in the U.S. District Court for the Southern District of California, which had been scheduled for trial in December, 1996. Under the terms of the settlement agreement, the Company will pay a nominal sum to LVCW and a permanent injunction will be entered against LVCW restraining it from infringing the Company's service marks and trade names. A formal settlement agreement is currently being finalized.

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

           A lawsuit entitled Team Vision Corporation v. Laser Vision Centers, Inc. was filed in Orange County, Florida on March 3, 1997. This suit involves a claim against the Company for damage to medical equipment leased by the plaintiff. The Company's insurer has assumed the Company's defense of the suit under a reservation of rights.

           Other than as stated above, there has been no significant change in the status of any litigation from that reported in the April 30, 1996 For 10-KSB, nor has any other material litigation been instituted.


Item 2.    Changes in Securities
           None

Item 3.    Defaults upon Senior Securities
           None

Item 4.    Submission of Matters to a Vote of Security Holders
           The Company held its Annual Meeting of Shareholders on
           February 12, 1997. The following matters were submitted to a vote of the Shareholders, with the following results:

           Seven members of the Board of Directors were elected and qualified.

           Price Waterhouse, LLP was ratified as the Company's Independent Certified Public Accountant for the purposes of conducting the annual audit.


Item 5.    Other Information
           None

Item 6.    Reports on Form 8-K during the period covered by this report:
           None.


Exhibits - None