Form 10-K
period 1997-04-30
LASER VISION CENTERS INC
filed 1997-07-29
CIK 861875

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED APRIL 30, 1997

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

         Securities registered under Section 12(b) of the Exchange Act:


                                                NAME OF EACH EXCHANGE
  TITLE OF EACH CLASS                           ON WHICH REGISTERED
  -------------------                           ----------------------
      Common Stock,
     $.01 Par Value                             NASDAQ National Market


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

     The aggregate market value of the voting stock of the Company held by non-affiliates as of July 21, 1997 was approximately $54,298,000.

            CLASSES OF COMMON EQUITY OUTSTANDING AS OF JULY 21, 1997


   Common Stock, $.01 par value                              8,823,057
   Class C Warrants                                             24,000
   Class D Warrants                                             15,150
   Class E Warrants                                             24,500
   Underwriter Warrants                                         46,888
   Other Registered Warrants                                 1,089,700
   Other Unregistered Warrants                                 610,000
   Incentive Stock Options                                     310,202
   Non-Qualified Options                                       157,349
   Other Unregistered Options                                  157,593


                      DOCUMENTS INCORPORATED BY REFERENCE

        The Company incorporates by reference various exhibits from the Company's 1991 Registration Statement, file No. 33-33843, the Company's November 1993 Registration Statements, file Numbers 33-67328 and 33-58618, the Company's September 1994 Registration Statement, file No. 33-94050, the Company's March 1997 Registration Statement, file No. 333-22609 and periodic reports filed under the Exchange Act.

ITEM 1

                            DESCRIPTION OF BUSINESS

     The Company is the world's largest provider of access to excimer lasers and related services for the treatment of refractive vision disorders and currently owns 40 lasers which are available for use in the United States, Canada or Europe. The Company is also the world's only operator of mobile excimer laser systems. The excimer laser can be used to treat refractive vision disorders such as nearsightedness, farsightedness and astigmatism to eliminate or reduce the need for corrective lenses. LaserVision Centers operate on a shared-access model, giving individual or group ophthalmic practices use of excimer laser technology without investment risk or maintenance requirements, thereby allowing optimal use of the excimer laser equipment. In addition, the Company provides a broad range of professional services, including physician and staff training, technical support services and maintenance and, through its MarketVision division, advertising and marketing programs and services.

     The Company has operated commercial excimer laser centers in Canada, Europe, and the U.S. since 1991, 1993, and 1995 respectively. Following the approval of the excimer laser technology by the FDA to treat certain refractive vision disorders, the Company began providing access to excimer lasers in the U.S. at multiple locations. In the U. S., the Company currently operates fixed site centers and utilizes excimer lasers for mobile access. The mobile excimer lasers service dozens of U.S. centers. The Company currently provides excimer lasers and related services to centers in the United States, Canada, the United Kingdom, Finland, Greece, Sweden and Ireland and operates MobilExcimers in Canada, the United Kingdom and the U.S. In the United States, fixed-site laser centers are operated in conjunction with Columbia HCA Healthcare Corporation ("Columbia") or by the Company independently or through joint operating agreements.

     In anticipation of the FDA's approval of the excimer laser to perform PRK procedures, the Company developed a relationship with Columbia whereby the Company would become the primary provider of excimer lasers to Columbia ambulatory surgery centers. Since 1992, the Company has had an option to provide excimer laser surgery equipment, training and services to Columbia once the excimer laser technology was approved by the FDA. In December 1994, this agreement was revised to expand the number of potential sites to include all of the approximately 130 Columbia ambulatory surgery centers in 27 states nationwide. Currently, the Company is providing over twenty Columbia centers with fixed or mobile access to excimer lasers pursuant to this agreement.

     The Company's growth strategy includes the following elements:
(i)expanding the use of its mobile systems; (ii) increasing market penetration through a combination of fixed-site laser centers operated in conjunction with Columbia, by the Company independently or as joint operating agreements; (iii) targeting efforts towards specific markets and key demographic groups within those markets; (iv) promoting development of physician alliances with the goal of maximizing excimer laser usage; (v) expanding its presence worldwide through complementary acquisitions of other excimer laser providers as well as potential acquisitions of related and ancillary businesses; (vi) solidifying and expanding its existing strategic alliances with health care providers, equipment manufacturers, major employers, managed care providers and other third party payors; and (vii) alignment with refractive surgery practices through RMSO and other programs. The RMSO is a management services organization through which the Company can acquire the refractive assets of a refractive ophthalmic practice and enter into a management services agreement in exchange for a combination of cash, Company stock and stock options.


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

     Currently eyeglasses or contact lenses are most often used to treat refractive disorders. They may also be treated by several surgical techniques such as radial keratotomy ("RK"). RK is a surgical procedure used to correct myopia in which an ophthalmologist uses a scalpel to make a series of cuts approximately 400 to 450 microns deep in a radial configuration around the periphery of the cornea. The healing of the incisions causes a flattening of the cornea and corrects small to moderate amounts of myopia. Other techniques in use are which involves freezing the cornea and reshaping it, and automated lamellar keratoplasty ("ALK"), which involves using a microkeratone to remove microscopic amounts of corneal tissue.

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

EXCIMER LASER SURGERY

     An excimer laser emits energy in an extremely short pulse lasting only several billionths of a second. High energy ultraviolet photons produced by the excimer laser create a "non-thermal" process known as ablation which does not heat adjacent tissue. The excimer laser can be used to treat refractive vision disorders such as nearsightedness and astigmatism in the PRK procedure. PRK involves using the excimer laser to resculpt the cornea. This adjusts the amount of refraction which in turn eliminates or reduces the need for corrective lenses. The excimer laser can also be used to treat a number of pathological superficial corneal disorders in a procedure called PTK. Excimer lasers manufactured by VISX and Summit have been approved for treatment of low to moderate myopia, and VISX recently received approval for use of its laser for the treatment of astigmatism in patients with low to moderate myopia. Excimer lasers can also be used to perform a procedure known as LASIK in which an ophthalmologist uses a microkeratome to open a flap on the surface of the cornea. Laser energy is then used to ablate corneal cells on the exposed surface to improve the person's visual acuity, and the flap is then folded back into place. LASIK may be more predictable in treating high levels of myopia, but has not been specifically approved in the United States by the FDA.

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

BUSINESS STRATEGY

     The Company's intends to retain its leadership position as the world's largest provider of access to excimer lasers and related services for ophthalmic surgery. In order to achieve this, the Company will expand its relationships with eyecare practitioners through its shared-access model, which allows individual or group ophthalmic practices use of excimer laser technology without investment risk or maintenance requirements. Shared access also allows optimal use of the excimer laser systems, thereby maximizing Company revenues.

     The Company's growth strategy includes the following elements:
(i)expanding the use of its mobile systems; (ii) increasing market penetration through a combination of fixed-site laser centers operated in conjunction with Columbia, by the Company independently or as joint operating agreements; (iii) targeting efforts towards specific markets and key demographic groups within those markets; (iv) promoting development of physician alliances with the goal of maximizing excimer laser usage; (v) expanding its presence worldwide through complementary acquisitions of other excimer laser providers as well as potential acquisitions of related and ancillary businesses; (vi) solidifying and expanding its existing strategic alliances with health care providers, equipment manufacturers, major employers, managed care providers and other third party payors; and (vii) alignment with refractive surgery practices through various programs.



OPERATION OF LASER CENTERS

     The Company provides access to excimer lasers and related services for elective ophthalmic surgery, collecting a fee for each procedure performed by independent ophthalmologists. Currently, patients are charged approximately $1,500 to $2,400 per eye for the procedure. The Company's fee ranges from approximately $400 to $1,100 per procedure, depending on the services provided by the Company. The Company provides access to excimer lasers and related services through fixed-site laser centers and its MobilExcimer system. The Company currently provides excimer lasers and related services to fixed-site centers in the United States, Canada, the United Kingdom, Finland, Greece, Sweden and Ireland and operates the MobilExcimer in Canada, the U.K. and the U.S. In the United States, fixed-site laser centers are operated in conjunction with Columbia Healthcare or by the Company independently or through joint operating agreements.

COLUMBIA RELATIONSHIP

     The Company currently provides laser access to selected Columbia ambulatory surgery centers and hospitals. The Company's agreement with Columbia provides the Company with the right to provide excimer laser equipment and related services (marketing, technical support and service) to Columbia ambulatory surgery centers. The Company and Columbia jointly determine which surgery centers and physician users will be served with excimer lasers (fixed-site or mobile) after considering such factors as market demographics, the number of potential physician users, projected case volume and competition.

     Under the agreement with Columbia, the Company provides either the VISX or Summit excimer laser, as specified by the physician users, and, in some cases, a corneal topographer. In addition, the Company provides physician and staff training, technical support services and maintenance of the laser, as well as marketing support. Marketing support can include advertising and promotional materials for the center as well as for physician users. Columbia provides space in a facility to accommodate the laser in an appropriate setting, staff to handle inquiries, surgical and support staff and surgical disposables. Typically, the facility and equipment portions of the surgical fee are collected by the Columbia center on the date of treatment and the Company is paid monthly for treatments performed during the previous month. The Company and Columbia Healthcare each receive a fixed fee for the equipment and services provided, with the Company receiving a net fee of $450 to $850 per procedure depending on the services provided. Currently, the Company provides lasers and related services to over twenty Columbia Healthcare facilities. The Company expects to provide access to additional Columbia facilities in the future, although there can be no assurance that additional Columbia facilities will receive excimer laser access from the Company.

MOBILE SYSTEMS

     In addition to operating fixed-site centers, the Company has developed a proprietary MobilExcimer system, which is a self-contained mobile refractive surgery center duplicating most of the equipment and services typically found in a fixed-site location. The Company has entered into a mutually exclusive agreement with Calumet Coach Company, the world's leading manufacturer of mobile medical equipment, to build the MobilExcimer. This proprietary system gives the Company flexibility that the Company believes is not currently available to its competitors and is intended to help the Company achieve broader penetration of both domestic and international markets. The Company plans to use the MobilExcimer to provide excimer laser access to communities where the Company's potential patient base is insufficient to sustain a fixed-site center, thereby enhancing the Company's ability to expand quickly into multiple markets. On April 7, 1997, the FDA approved the MobilExcimer's use to perform PRK procedures for low to moderate myopia in the U.S. and the Company has begun operation of the MobilExcimer in the Minneapolis area and other parts of the upper Midwest. In addition to the MobilExcimer, the Company has developed a sophisticated transport system for the excimer laser which makes the laser more easily transportable. The Company intends to use this system to complement the MobilExcimer in situations where the MobilExcimer is not feasible or the refractive ophthalmic surgeon prefers a traditional operating center.

OTHER LASER CENTERS

     U.S. Centers. In addition to its affiliation with Columbia, the Company also has U.S. centers that are not associated with Columbia including the Company's LaserVision Center in St. Louis and the center at the Phillips Eye Institute in Minneapolis. Sites are selected based on a number of criteria, such as the number of physicians who indicate a substantial interest in using the center, the historical surgical volumes of these physicians, demographic factors, the results of market research and local media costs.

     Canadian Center. The Company currently owns and operates a LaserVision Center located in Montreal, Quebec. The Company complements the Montreal site by employing its Canadian MobilExcimer unit to serve additional locations in Canada which the Company believes are not suitable for the investment required for a fixed site.

     European Centers. The Company owns and operates three fixed-site excimer laser centers in the United Kingdom and provides excimer laser access and related services to eight other centers in Europe pursuant to leases and associated contracts. The Company has continued to consolidate operations in Europe and has redeployed the lasers from several fixed-site centers which were not cost effective to operate. The MobilExcimer system operating in the U.K. has enabled the Company to continue to serve the markets formerly served by the centers which were closed, while simultaneously reducing the fixed operating costs attributable to these markets. In March 1996, the Company acquired two fixed-site centers formerly operated by New Image Laser Centers, along with a database with the names of 17,000 potential patients for the two new centers.

RMSO

     The Company developed an RMSO (refractive management services organization) program in the U.S. to increase its alliance with ophthalmologists with active refractive practices, involving both RK and PRK, as a means of increasing demand for its excimer lasers. The RMSO agreement provides for the Company to purchase refractive assets of the practice of the ophthalmologist for cash.

     At the same time, the Company will enter into a management services agreement under which the Company will provide management and certain marketing services to the ophthalmologist's refractive practice in exchange for a percentage of the revenues related to the practice. The Company will also provide access to its excimer lasers and receive a fee for each procedure performed. In exchange, the ophthalmologist will receive restricted Company stock, options to purchase Company stock and cash equal to an agreed upon multiple of the practice's revenue stream. The stock, options and cash vest over the term of the agreement.

     The Company currently has only one RMSO agreement in place with Lindstrom, Samuelson & Hardten Ophthalmology Associates, P.A. (Dr. Lindstrom is a member of the Board of Directors and the Company's Medical Director, Dr. Hardten is a medical advisor to the Company). The Company is not actively engaged in RMSO negotiations with any other ophthalmologists at this time.


SUPPLIERS

     The current list cost of an excimer laser ranges from $450,000 to $525,000, plus sales tax and shipping, as well as $250 per U.S. PRK procedure to be paid to the Pillar Point partnership between VISX and Summit which owns certain patent rights with respect to the excimer laser. Trade-ins of earlier excimer laser technology could reduce the costs of new lasers. The purchase price includes a one or two year warranty on all parts except the optics (mirror and glass components) which carry a 30-day warranty. Annual maintenance and service fees are paid by the Company and are estimated at $40,000 to $60,000 per year, but will vary with usage.

     The Company currently has an available base of 40 excimer lasers worldwide of which 23 are available for use in the U.S. The Company has the flexibility to utilize any approved excimer laser manufacturer, depending on the preference of physician users at each center.

MARKETVISION

     MarketVision is the Company's ophthalmic marketing division. MarketVision provides marketing services designed to increase ophthalmic surgical volume and operates as an advertising and marketing agency.

     MarketVision derives its revenues from several sources including commissions earned from placing print and broadcasting media, retainer fees for various services and mark-ups on direct mail and related collateral materials. MarketVision also administers the marketing of the Company's LaserVision Centers.

MARKETING

     The degree to which PRK, PTK and the Company's LaserVision Centers can penetrate the potential market for vision correction will depend on a variety of factors including, but not limited to, medical and public acceptance of these procedures and alternative technologies. None of these factors is under the immediate control of the Company nor is any predictable at this time.

     The Company's personnel identify potential physician users through professional meetings and direct marketing efforts, including printed materials and personal contact. The Company directs its patient marketing efforts at three potential patient sources: the ophthalmologist's patient base, other eyecare and medical professionals' patient base and consumers as a whole.

          . Ophthalmologist's Patient Base. The Company works with ophthalmologists who have indicated an interest in using the center to communicate with existing patients. Strategies include direct mailings with information related to PRK, collateral and point of purchase materials to reach patients during office visits and video tape presentations which can be used to educate patients about PRK.

          . Other Eyecare and Medical Professionals' Patient Base. The Company works to form alliances between its ophthalmic surgeons and optometrists. These referral networks are valuable in referring optometric patients to a LaserVision Center. The Company helps to form these referral networks by offering training for the optometrists, who are then able to provide pre-operative screenings as well as post-surgical co-management of their patients. The Company also provides its physician users with marketing materials designed to foster these referrals and help generate patients.

          . Consumers. The Company begins planning a center's marketing program before the laser is shipped by analyzing available media for the targeted demographic group. The marketing program consists of advertising and public relations. Public relations efforts attempt to place news stories in various media which will highlight the opening of the center and the availability of PRK in the market. The Company utilizes radio, print, television and direct mail to disseminate its message to prospective patients. Prospective patients then respond to a toll free number (888-LaserVision) and the calls are answered by Company representatives who qualify the prospective patients and record the prospective patients' names and related information into a computer system which can be used for subsequent mailing lists. The representative makes an appointment with a local center or surgeon to determine whether the prospective patient is a candidate for the surgery. Based on its experience operating centers internationally and providing marketing services to refractive surgeons, the Company believes that the conversion level is higher when calls are received and processed by a central system. Prospective patients are routed to exams and given educational materials about PRK. If the prospective patient elects not to proceed to surgery following the exam process, the prospective patient's name is placed on a follow-up list and additional materials are sent to the prospective patient over a defined period of time.

COMPETITION

     The market for access to excimer lasers is subject to increasingly intense competition. The Company competes with several other companies, including one manufacturer of laser equipment, in providing access to excimer lasers in the United States and internationally. Other companies are currently in the process of gaining FDA approval for their lasers and these companies may elect to enter the laser center business. Other non-manufacturing companies which operate excimer laser centers in the United States are: Beacon Laser Centers, Inc., LCA Vision, Inc., Clear Vision, Inc., Sight Resources, Inc., Sterling Vision, Inc. and TLC The Laser Center, Inc. and its subsidiary 20/20 Laser Centers, Inc. The Company also competes with laser centers operated by local operators in certain markets. There can be no assurance that any reduction in per procedure fees that may result from increased competition will be compensated for by an increase in procedure volume.

     The procedures offered by the Company's LaserVision Centers also compete with other present forms of treatment for refractive disorders, including eyeglasses, contact lenses, refractive surgery, corneal transplants and other technologies currently under development. The Company expects that companies which have developed or are developing new technologies or products, as well as other companies (including established and newly formed companies) may attempt to develop new products directly competitive with the excimer lasers that are to be utilized by the Company or could introduce new or enhanced products with features which render the equipment to be used by the Company obsolete or less marketable. The ability of the Company to compete successfully will depend in large part on its ability to adapt to technological changes and advances in the treatment of refractive vision disorders. There can be no assurance that, as the market for excimer laser surgery and other treatments of eye disorders develops, the Company's equipment will not become obsolete, and if this occurs, that the Company will be able to secure new equipment to allow it to compete effectively.

     The advertising and marketing businesses in which the Company's MarketVision division is engaged are highly competitive. Clients have the freedom to move from one advertising agency to another with comparative ease since the relationships normally can be terminated on short notice. The MarketVision division competes with several national and regional ophthalmic specialty marketing companies, as well as national and local advertising agencies which may handle diverse client activities. MarketVision may be hampered by its affiliation with LaserVision Centers in that some customers may consider them competitors which could adversely affect the ability of the division to continue to attract outside business.

PATENTS AND TRADEMARKS

     The names LASERVISION(R), LASERVISION CENTERS AND DESIGN(R), LASERVISION CENTERS(R), LASERVISION CENTER(R) and MobilExcimer(R) are registered U.S. service marks of the Company. In addition, the Company owns service mark registrations in a number of foreign countries. The Company has also secured a patent for the MobilExcimer mounting system and has applied for a patent for certain aspects of its laser transport system. The Company's service marks, MobilExcimer patent and other proprietary technology may offer the Company a competitive advantage in the marketplace and could be important to the success of the Company. There can be no assurance that one or all of these registrations will not be challenged, invalidated or circumvented in the future. Litigation regarding intellectual property is common and there can be no assurance that the Company's service mark registrations and patent will significantly protect the Company's intellectual property. The defense and prosecution of intellectual property proceedings is costly and involves substantial commitments of management time. Failure to defend the Company's rights with respect to its intellectual property would have a material adverse effect on the Company's business, financial condition and results of operations.

GOVERNMENT REGULATION

     The manufacturing, labeling, distribution and marketing of medical devices such as the excimer lasers to which the Company provides access are subject to extensive and rigorous government regulation in the United States by the FDA. The excimer lasers to which the Company provides access have been approved by the FDA for certain uses.

     Once FDA approval is obtained, manufacturers are subject to continuing FDA obligations. Medical devices are required to be manufactured in accordance with regulations setting forth current Good Manufacturing Practices, which require that devices be manufactured and records be maintained in a prescribed manner with respect to manufacturing, testing and control activities. It is the FDA's view that with respect to excimer lasers, users, as well as manufacturers, are required to comply with FDA requirements with respect to labeling and promotion. Failure to comply with applicable FDA requirements could subject the Company to enforcement action, including product seizures, recalls, withdrawal of approvals, and civil and criminal penalties, any one or more of which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, clearances or approvals could be withdrawn in appropriate circumstances or any adverse regulatory action, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     There are currently two manufacturers, Visx and Summit, that have received FDA approval to market excimer lasers for PRK for low to moderate myopia (nearsightedness) and for PTK. Visx has also recently received FDA approval to market its excimer lasers for PRK for the treatment of astigmatism. Lack of timely FDA approval for use of PRK for other indications, such as hyperopia and higher levels of myopia, could have a material adverse effect on the company's planned expansion in the U.S. market. The process of obtaining FDA approval of medical devices is time consuming and expensive, there can be no assurance that any approval sought will be granted or that the FDA review will not involve delays. Even after regulatory clearance is obtained,
                                                                              7
approval of medical devices is subject to review. Discovery of problems, violations of the Radiation Control for Health and Safety Act or future legislative or administrative action in the U.S. or elsewhere may adversely affect the manufacturers' ability to retain regulatory approval of any such equipment. Furthermore, the failure of Visx, Summit or any other manufacturers that supply excimer lasers to the Company to comply with applicable federal, state or foreign regulatory requirements, or any adverse regulatory action against such manufacturers, could limit the supply of lasers or limit the ability of the Company to use the lasers. The inability of the Company to obtain lasers for sale or use in the U.S. or elsewhere due to lack of regulatory approval, or otherwise, could prevent the Company from establishing or maintaining LaserVision Centers and MobilExcimers, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     Medical device laws and regulations are also in effect in many of the countries in which the Company currently conducts or may in the future conduct business outside the U.S. These range from comprehensive device approval requirements to requests for product data or certifications. The number and scope of these requirements are increasing. International regulatory requirements vary by country and there can be no assurance that the manufacturers of the excimer lasers to which the Company provides access will receive additional international regulatory approvals. Failure to receive such approvals in, or meet the requirements of, any country could prevent the company from operating in that country, which could have a material adverse effect on the Company's business, financial condition and results of
operations.   Medical device laws and regulations are also in effect in some states in which the Company currently conducts or may in the future conduct business. State and foreign medical device laws and regulations could have a material adverse effect on the Company's business, financial condition and results of operations.

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

EMPLOYEES

     The Company currently has 56 employees in the U.S., England and Canada. Management believes that the Company's relationship with its employees is satisfactory. As the Company expands, it expects to add additional employees in technical, marketing and management positions. The Company does not anticipate any unusual difficulty in hiring such personnel when needed. On March 1, 1997, the Company established a 401(k) Profit Sharing Plan and Trust for its U.S. employees. The Company match associated with this Plan is payable in common stock of the Company based on the market price at the end of each month.


ITEM 2

                            DESCRIPTION OF PROPERTY

     The Company currently occupies 9,970 square feet of space in St. Louis County, Missouri for its corporate headquarters under a lease which expires in 2001. The Company also leases 2,700 square feet of space in St. Louis County, Missouri for its St. Louis LaserVision Center under a lease which expires in 2001 and has a short term sublease on a 900 square foot laser center in Fresno, California.

     LVCI Management (Quebec), Inc., a wholly-owned subsidiary of the Company, leases 2,200 square feet of space in Montreal, Quebec, Canada, which houses the Montreal LaserVision Centre. The Company's wholly-owned subsidiary leases 3,000 square feet of space on Harley Street in London, England, which houses the Harley Street LaserVision Centre and has short term subleases on 2,500 square feet laser centers in Solihull, England and Edinburgh, Scotland.

     All other lasers operated by the Company serve centers owned or leased by other parties. The Company does not have any material lease obligations associated with such centers.


ITEM 3

                               LEGAL PROCEEDINGS

     The Company is party to the following legal proceedings:

     During fiscal 1992, the Company hired Chester Financial Incorporated ("CFI"), an investor relations consulting firm, and agreed to issue CFI 100,000 to 150,0000 warrants to purchase the Company's common stock at $5.00 per share. Due to CFI's failure to perform and breach of contract, the Company filed suit against CFI, David Chester (an officer, director and shareholder of CFI) and John Daniel (an employee and agent of CFI) in the Circuit Court of St. Louis County,

Missouri on December 18, 1992 to terminate the contract, void the warrants and recover fees and expenses. The disputed warrants are not included in Note 14 to the Consolidated Financial Statements. Management does not expect this claim will have a material adverse effect upon the Company.

     The lawsuit filed by the Company against 20/20 Laser Centers, Inc. in March 1995 was settled in March 1997 with no payment by either party.


ITEM 4

              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                    PART II

ITEM 5

                          MARKET FOR COMMON STOCK AND
                          RELATED STOCKHOLDER MATTERS


     The common stock of the Company is traded on the over-the-counter market through NASDAQ. Furthermore, the following dealers are listed on NASDAQ summaries as market makers in the Company's stock as of June 1997:

     A. G. Edwards & Sons, Inc.            Schneider Securities Inc.
     Everen Securities Inc.                Herzog, Heine, Geduld Inc.
     Dillon, Read & Co., Inc.              Josephthal Lyon & Ross
     Fidelity Capital Markets              Sherwood Securities Corp.
     Mayer & Schweitzer Inc.               Troster Singer Corp.
     John G. Kinnard & Co., Inc.           Pauli & Company, Inc.
     Nash Weiss/Div of Sharkin Inv.        Knight Securities, L.P.
     Paragon Capital Corp.                 J.C.  Bradford & Co.
     Kenny Securities Corp.


     There were approximately 460 holders of record of the Company's common stock on July 21, 1997.(1) Based upon information received from securities dealers, the total number of individual holders of the Company's common stock exceeds 1,400.

     There have been and are expected to be no dividends declared on the common stock.

(1) This figure does not consider the individual holders of securities that are held in the "street name" of a securities dealer.


                TABLE OF HIGH/LOW SALES PRICES FOR EACH QUARTER



                                           -COMMON-
                                      -------------------
                                      HI CLOSE  LOW CLOSE
   QUARTER ENDED                        LVCI      LVCI
   -------------                      --------  ---------

   July 95                                8.50       7.88
   October 95                            15.88       8.50
   January 96                            16.63      11.38
   April 96                              15.25      12.38

   July 96                               14.50       7.00
   October 96                             9.13       6.88
   January 97                             7.63       4.94
   April 97                               6.63       5.13

ITEM 6
                                         SELECTED FINANCIAL DATA

                                                                   YEAR ENDED APRIL 30


(in thousands, except per share data)                  1997      1996      1995      1994      1993
STATEMENT OF OPERATIONS DATA:

Revenues                                           $  8,238   $ 3,918   $ 3,311   $ 2,106   $ 1,180

Gross profit (loss)                                     648      (332)      (64)      338       312

G&A, salaries, depreciation & selling                 9,719     5,831     3,144     2,238     1,495

Fixed asset impairment provision                      2,772     3,063         -         -         -

Loss from operations                                (11,843)   (9,216)   (3,208)   (1,900)   (1,183)

Net Loss                                           $(12,069)  $(8,803)  $(3,297)  $(2,210)  $(1,235)

Net loss per share                                 $  (1.45)  $ (1.75)  $ (0.82)  $  (.66)  $  (.48)

Weighted average number of common
shares outstanding                                    8,421     5,278     4,001     3,356     2,567





                                                               APRIL 30,


                                                1997     1996     1995     1994     1993
BALANCE SHEET DATA:
Cash and cash equivalents                    $ 3,794  $12,672  $ 2,126   $  706   $  787

Working capital (deficit)                      1,654   10,002   (1,301)    (244)     673

Total assets                                  22,870   28,913   11,318    9,135    4,356

Non-current liabilities                        6,267    1,763      791    2,900      736

Convertible preferred stock with
mandatory redemption provision in 2005             -   14,539        -        -        -

Common stock and stock options issued
for contract rights                            1,092        -        -        -        -

Stockholders' equity                         $10,276  $ 7,453  $ 6,349   $4,594   $2,829



There were no cash dividends during this five year period.  As discussed in
Note 16 to the Consolidated Financial Statements, on June 20, 1997 the Company issued $6 million of Series B Convertible Preferred Stock which is not reflected in the above Balance Sheet data.


The table below presents unaudited quarterly financial data in thousands, except per share data.

                      SELECTED QUARTERLY FINANCIAL DATA


                                   July 95       October 95     January 96     April 96
                                   July 96       October 96     January 97     April 97
                                   -------       ----------     ----------     --------
Revenues - fiscal 1996             $  772        $  960          $  852        $1,334
         - fiscal 1997             $1,502        $1,928          $2,009        $2,799

Gross profit - fiscal 1996          $(187)        $(114)         $ (172)        $ 151
             - fiscal 1997          $ 110         $  96          $  120         $ 322

Fixed asset impairment provision
       - fiscal 1996                    -             -               -       $ 3,063
       - fiscal 1997                    -             -               -       $ 2,772

Net loss - fiscal 1996            $(1,071)      $(1,456)       $ (1,597)      $(4,679)
         - fiscal 1997            $(2,292)      $(2,136)       $ (2,333)      $(5,308)

Net loss per share - fiscal 1996   $ (.23)      $  (.30)       $   (.30)      $  (.81)
                   - fiscal 1997   $ (.32)      $  (.25)       $   (.32)      $  (.60)

Weighted average number of common
shares outstanding - fiscal 1996    4,573         4,820           5,412         6,329
                   - fiscal 1997    7,542         8,537           8,811         8,816

To be consistent with the annual classification of expenses, the quarterly results reflect certain minor reclassifications of costs versus quarterly costs previously reported. The April 1996, July 1996 and October 1996 net loss per share calculations include accrued dividends on Convertible Preferred Stock with Mandatory Redemption Provision in 2005.


ITEM 7

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for historical information, statements relating to the Company's plan, objectives and future performance are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations. Because of various risks and uncertainties, actual strategies and results in future periods may differ materially from those currently expected.

     The discussion set forth below analyzes certain factors and trends related to the financial results for each of the three years ended April 30, 1997, 1996 and 1995. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements.

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

     Subsequent to the purchase of its first laser, the Company determined that FDA approval for PRK in the United States would require a lengthier process than was originally anticipated. As a result, the Company decided to enter the international market for excimer laser surgery where regulatory restrictions were less prohibitive. Between late 1991 and mid-1992, the Company acquired three commercial excimer laser centers in Canada and began developing the first MobilExcimer(R) unit. In July 1993, the Company opened a fourth Canadian center and purchased six excimer lasers installed in Europe. In April 1994, the Company acquired eight additional lasers installed in Europe. The first PRK procedure on a MobilExcimer system was performed in Ontario, Canada in September 1994.

     In anticipation of the FDA's approval of the excimer laser to perform PRK procedures, in December 1994 the Company restated its agreement with Columbia HCA Healthcare Corporation ("Columbia") pursuant to which the Company became the primary provider of excimer lasers to Columbia's ambulatory surgery centers. In addition, by the fall of 1995, the Company extended testing of its MobilExcimer system to England, opened two European centers (including a Company-owned center with an improved excimer laser system), acquired an additional MobilExcimer unit and selected Dr. Richard Lindstrom as the Company's Medical Director.

     In August 1995, the Company acquired Vision Correction, Inc., an excimer laser access provider, for Common Stock with a value of approximately $650,000. In October 1995 and March 1996, the FDA approved the use of the excimer lasers manufactured by Summit and VISX, respectively, for performing PRK procedures for low to moderate myopia, making it possible for the Company to begin providing ophthalmologists access to excimer lasers in the United States. During April 1996, the Company purchased assets from a former competitor to expand its European operations for a purchase price of approximately $300,000, including cash and assumed liabilities.


RESULTS OF OPERATIONS

Fiscal Year ended April 30, 1997 Compared to Fiscal Year ended April 30, 1996

     During the year ended April 30, 1997, the Company focused upon the development of the U.S. market. During the last quarter of fiscal 1997 the Company began aggressively pursuing its mobile laser strategy in the U.S. by redeploying several of its fixed-site lasers utilizing its newly developed roll-on/roll-off strategy.

     Revenues. Total revenues increased to $8,238,000 for the year ended April 30, 1997 from $3,918,000 for the year ended April 30, 1996, or an increase of 110%.

     Revenues for the LaserVision Centers division increased to $7,182,000 for the year ended April 30, 1997 from $2,484,000 for the year ended April 30, 1996. The increase in revenues is attributable to a $3,936,000 increase in U.S. revenues and a $776,000 increase in European revenues. The increase in U.S. revenues for the LaserVision Centers division is attributable primarily to the increased number of lasers in operation and procedures performed on each laser in the U.S. The increase in European revenues is attributable to the increased procedures from the Solihull and Edinburgh centers acquired in the New Image acquisition and increased procedures performed on the MobilExcimer.

     Revenues for the MarketVision division decreased to $1,056,000 for the year ended April 30, 1997 from $1,434,000 for the year ended April 30, 1996. The $378,000 decrease in MarketVision division revenues reflects the shift of attention to providing marketing services for the Company's laser centers for which the Company does not record revenue.

     During the year ended April 30, 1997, revenues from the LaserVision Centers division represented 87% of total revenues versus 63% for the year ended April 30, 1996. Revenues from the MarketVision division represented 13% of total revenues during the year ended April 30, 1997 versus 37% for the year ended April 30, 1996.

     Costs of Revenues/Gross Profit (Loss). Cost of revenues increased to $7,590,000 for the year ended April 30, 1997 from $4,240,000 for the year ended April 30, 1996. This increase was primarily due to an increase in depreciation to $3,472,000 from $1,973,000 in these respective periods due to the increased inventory of lasers and other medical equipment.

     Excluding laser and medical equipment depreciation, all other costs of revenues increased by $1,851,000. This increase, when combined with the revenue increase, resulted in these other costs of revenues decreasing from 58% of total revenues for the year ended April 30, 1996 to 50% of total revenues for the year ended April 30, 1997. This $1,851,000 increase was primarily due to an increase of $1,077,000 in Pillar Point royalties, $548,000 in professional medical services and $142,000 in gas costs on higher volumes of PRK procedures and new centers.

     Total gross profit increased to a profit of $648,000 for the year ended April 30, 1997 from a loss of $322,000 for the year ended April 30, 1996. The variable gross profit, excluding depreciation, increased to $4,120,000 from $1,651,000, primarily due to higher volumes of PRK procedures and centers.

     Operating Expenses. General and administrative expenses increased to $3,907,000 for the year ended April 30, 1997 from $2,356,000 for the year ended April 30, 1996 due to a $214,000 increase in legal, accounting and professional fees, a $285,000 increase in rent and other office expenses in the U.S. market, a $209,000 increase in rent and other office expenses in the European market, a $122,000 increase in insurance expense, $237,000 of development costs associated with a new mobile laser concept, $260,000 of stock offering costs, and a net increase of $224,000 in other general and administrative expenses.

     The increase in salaries and related expenses to $3,590,000 for the year ended April 30, 1997 from $2,329,000 for the year ended April 30, 1996 was due to an increase of $1,526,000 attributable to an increased number of employees, salary adjustments and the related payroll taxes and fringe benefits, partially offset by a $265,000 decrease in executive incentive compensation.

     Depreciation and amortization increased by $208,000 for the year ended April 30, 1997 primarily due to an increase in amortization of goodwill associated with acquisitions and a full year of depreciation for the corporate office opened in March 1996.

     The increase in selling and marketing expenses to $1,784,000 for the year ended April 30, 1997 from $916,000 for the year ended April 30, 1996 was due to an increase of $515,000 in U.S. marketing, a $49,000 increase in European advertising and a $52,000 increase in Canadian marketing.

     Due to recent improvements in excimer laser technology, international market conditions and the resulting operational considerations, the Company believes that the recorded carrying value of certain of its international fixed-site assets exceeded their estimated fair values. Accordingly, the Company recorded a non-cash impairment charge of approximately $2.7 million in the fourth quarter of fiscal 1997. See Note 5 to Consolidated Financial Statements.

     Loss from Operations. The LaserVision Centers division's loss from operations increased to $11,743,000 for the year ended April 30, 1997 from $9,357,000 for the year ended April 30, 1996, due to increased costs related to commencing U.S. operations, a $1,661,000 increase in total depreciation and amortization expenses, a $2,088,000 increase in variable costs of revenue and a $3,547,000 increase in operating costs other than depreciation. The MarketVision division's income from operations decreased to a loss of $100,000 for the year ended April 30, 1997 from $141,000 of income for the year ended April 30, 1996 primarily as a result of the shift in attention to providing marketing for the U.S. Laser Vision centers for which the Company does not record revenue.

     The domestic loss from operations increased to $9,055,000 for the year ended April 30, 1997 from $3,695,000 for the year ended April 30, 1996 due to a $2.3 million write down of lasers and related equipment, a $2.1 million increase in the loss from U.S. laser operations, and a $891,000 increase in payroll.

     The Canadian loss from operations decreased to $725,000 for the year ended April 30, 1997 from $1,350,000 for the year ended April 30, 1996 primarily due to a decrease of $477,000 in the write-down of lasers and related medical equipment, and a decrease in the loss from operations of $114,000 in the St. Catharine's center which became a MobilExcimer site.

     The European loss from operations decreased to $1,963,000 for the year ended April 30, 1997 from $4,312,000 for the year ended April 30, 1996 due to a decrease in the write-down of lasers and related medical equipment of $2,161,000.

     Other Income (Expense). Other income (expense) decreased to a net loss of $226,000 during the year ended April 30, 1997 from a net income of $413,000 during the year ended April 30, 1996. This decrease was due to a $169,000 decrease in interest income and other, a $381,000 increase in interest expense and a $89,000 decrease in the minority interest in the net loss of a subsidiary.

Fiscal Year ended April 30, 1996 Compared to Fiscal Year ended April 30, 1995

     During the year ended April 30, 1996, the Company expanded its relationship with Columbia in the U.S. through the opening of five centers at Columbia facilities, extended operation of its MobilExcimer system into a European market, opened two European centers, including a Company owned center with an improved excimer laser system, began performing commercial PRK procedures in the U.S. market, completed three acquisitions (one mobile laser service related, one expanding European operations and one expanding U.S. marketing capabilities) and closed five international fixed-site centers which are now served by the MobilExcimer.

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

     Operating Expenses. General and administrative expenses increased to $2,356,000 for the year ended April 30, 1996 from $1,002,000 for the year ended April 30, 1995 due to a $429,000 increase in legal and professional fees, an $85,000 increase in the provision for bad debt, a $226,000 increase in the costs associated with developing the U.S. market and $107,000 of
                                                                            13
expenses associated with opening a new center in Europe, a $68,000 increase in insurance expenses and an increase of $439,000 in other general and administrative expenses.

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

     Due to improvements in excimer laser technology, market conditions and the resulting operational considerations, the Company believed that the recorded carrying value of certain of its assets exceeded their estimated fair values. Accordingly, the Company recorded a non-cash impairment charge of approximately $3.1 million in the fourth quarter of fiscal 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

     Since the completion of its initial public offering in April 1991, the Company's primary sources of liquidity have consisted of financing from the sale of Common Stock and Convertible Preferred Stock, revenues from marketing and laser access services provided to ophthalmic physicians, leases and notes payable. At April 30, 1997, the Company had $3,794,000 of cash and cash equivalents compared with $12,672,000 at April 30, 1996. At April 30, 1997, the Company had working capital of $1,654,000 compared with working capital of $10,002,000 at April 30, 1996. The ratio of current assets to current liabilities at April 30, 1997 was 1.32 to one, compared to 2.94 to one at April 30, 1996.

     Cash Flows from Operating Activities. Net cash used for operating activities was $5,688,000 for fiscal 1997 and was $2,825,000 and $923,000 for fiscal 1996 and 1995, respectively. The cash flows used for operating activities during fiscal 1997 primarily represent the net loss incurred in this period less depreciation, amortization and fixed asset impairment and an increase in accounts payable, offset by an increase in accounts receivable. The cash flows used for operating activities in fiscal 1996 primarily represent the net loss incurred less depreciation, amortization and fixed asset impairment. The cash flows used for operating activities in fiscal 1995 primarily represent the net loss incurred less depreciation and amortization.

     Cash Flows from Investing Activities. Net cash used for investing activities was $4,679,000 during fiscal 1997 and $7,901,000 and $1,321,000 for fiscal 1996 and 1995, respectively, and was primarily due to the acquisition of equipment, equipment deposits and acquisitions. The increase in acquisitions of equipment in fiscal 1997 is primarily due to expansion into the U.S. market and continued growth in the European market.

     Cash Flows from Financing Activities. Net cash provided by financing activities during fiscal 1997 was $1,489,000 and was primarily due to proceeds received from notes payable and the exercise of stock options offset by the repayment of certain notes payable and capitalized lease obligations. Net cash provided by financing activities for fiscal 1996 was $21,272,000 and was primarily due to proceeds received from a private placement of the Company's Convertible Preferred Stock with a provision for mandatory redemption in 2005 and the exercise of warrants. For fiscal 1995, net cash provided by financing activities was $3,664,000 and was primarily due to proceeds received from the exercise of warrants and private stock offerings offset by the repayment of certain notes payable and capitalized lease obligations.

     The Company anticipates that its current cash and cash equivalents, together with the net proceeds of approximately $5.5 million from the private placement completed in June 1997, will be sufficient to fund operating expenses for the next two years, including any capital expenditures not financed by leasing. The Company expects to continue to fund future operations and mobile development costs from existing cash and cash equivalents, revenues received from providing laser access and market services, the exercise of stock options and warrants and future financing as required. There can be no assurance that capital will be available when needed or, if available, that the terms for obtaining such funds will be favorable to the Company.




NEW ACCOUNTING STANDARD

     In March 1997, the Financial Standards Board issued a Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) which requires public entities to present both basic and diluted earnings per share amounts on the face of their financial statements, replacing the former calculations of primary and fully diluted earnings per share. The Company will adopt FAS 128 effective with its fiscal 1998 third quarter and anticipates that when adopted, FAS 128 will not have a material effect on its reported earnings per common share.


ITEM 8
                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                          Page

Report of Independent Accountants                                          F-1
Consolidated Balance Sheet at April 30, 1997 and 1996                      F-2
Consolidated Statement of Operations for the three years
       ended April 30, 1997                                                F-3
Consolidated Statement of Changes in Stockholders' Equity
       for the three years ended April 30, 1997                            F-4
Consolidated Statement of Cash Flows for the three years
       ended April 30, 1997                                                F-5
Notes to Consolidated Financial Statements                                 F-6

Financial Statement Schedules:
       VIII - Valuation and Qualifying Accounts                           F-17


All other schedules were omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.


ITEM 9

                       CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors, executive officers and key personnel of the Company, their positions with the Company, and their ages are as follows:




         NAME            AGE                                        POSITION
       -------           ---                                   -----------------

John J. Klobnak           46              Chairman of the Board and Chief Executive Officer
Alan F. Gillam            53              President (through May 30, 1997), Director
Robert W. May             50              Vice-Chairman of the Board, General Counsel and Secretary
B.  Charles Bono III      49              Executive Vice President, Chief Financial Officer and
                                          Treasurer
James C. Wachtman         36              Executive Vice President and Chief Operating Officer -- North America
Dr.  Henry Simon          66              Director
James M. Garvey           49              Director
Richard Lindstrom, M.D.   50              Director
Steven C. Straus          40              Director



     JOHN J. KLOBNAK. Mr. Klobnak, one of the founders of the Company, has served as Chairman of the Board and Chief Executive Officer of the Company since 1993. From 1990 to 1993, Mr. Klobnak served as the Company's President and Chief Executive Officer. From 1986 to 1990, he served as Chief Operating Officer and subsequently President of MarketVision, a partnership acquired by the Company upon its inception in 1990. Prior to 1986, Mr. Klobnak was an advertising and marketing consultant.

     ALAN F. GILLAM. From July 1, 1993 to May 30, 1997 when he left the Company, Mr. Gillam served as President and, from July 1,1993 to June 1, 1996, as Chief Operating Officer of the Company. From 1991 to 1993, Mr. Gillam was the International Director of the excimer laser project for Alcon Surgical, Inc., a division of one of the world's largest eyecare specialty companies. Prior to 1991, Mr. Gillam was area director for Alcon in Northern Europe and Africa.

     ROBERT W. MAY, ESQ. Mr. May joined the Company as its Vice-Chairman and General Counsel in September 1993. Prior to joining the Company as a full-time employee, Mr. May served as Corporate Secretary and a director of the Company, as well as outside general, corporate counsel for the Company while engaged in a private legal practice in St. Louis, Missouri.

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

     DR. HENRY SIMON. Dr. Simon has served as a director of the Company since November 1995. Since 1996 he has served as Chairman, and from 1993 to 1996 as CEO and Managing Partner, of Schroder Ventures International Life Sciences Advisers, a venture capital advisory company. Dr. Simon serves as Chairman of Mitel, Inc., a manufacturer of telecommunications equipment and Shire Pharmaceutical Group plc, a British company. Dr. Simon is also a director of Chiroscience plc and Micromass in the U.K.

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


     STEVEN C. STRAUS. Mr. Straus has served as a director of the Company since January 1996. He currently serves as Senior Vice President of the Ambulatory Surgery Division of Columbia, the world's largest for-profit health care provider. Mr. Straus was employed in a similar capacity with Medical Care America, Inc. from 1993 until Medical Care America was merged into Columbia Healthcare Corporation in 1994. From 1986 to 1993, Mr. Straus held various positions with Baxter Healthcare Corporation and from 1978 to 1985 was employed by American Hospital Supply Corporation.

               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     As required by the Securities and Exchange Commission rules under Section 16 of the Securities Exchange Act of 1934, as amended, the Company notes that during the fiscal year ended April 30, 1997, all reports regarding transactions in the Company's common stock were filed timely.

ITEM 11

                             EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid to six officers earning total compensation at annual rates in excess of $100,000 during the fiscal year ended April 30, 1997:


                                                                                     WARRANTS
NAME AND PRINCIPAL POSITION  FISCAL YEAR   SALARY(A)        BONUS(B)       OTHER    AND OPTIONS
---------------------------  -----------  ------------      --------       -----    -----------

John J. Klobnak               April 1997      $196,800      $ 32,000       --     38,250(c)
  Chief Executive Officer     April 1996      $186,000(a1)  $124,330       --          0
                              April 1995      $146,575      $ 56,835       --     25,000(d)
                                                                                  85,000(e)
Alan F. Gillam                April 1997      $190,700       $30,512       --     36,000(c)
  President                   April 1996      $185,340(a1)   $23,890       --          0
  (through May 31, 1997)      April 1995      $146,063       $46,837       --     25,000(f)
                                                                                  80,000(e)
Robert W. May                 April 1997      $161,300       $ 25,808      --     33,750(c)
 Secretary and                April 1996      $156,710(a1)   $104,750      --          0
 General Counsel              April 1995      $123,480       $ 47,880      --     25,000(f)
                                                                                  75,500(e)
B. Charles Bono               April 1997      $148,200       $23,712       --     22,500(c)
 Exec. VP, CFO                April 1996      $143,950(a1)  $96,230        --          0
 and Treasurer                April 1995      $113,410      $43,975        --     15,000(d)
                                                                                  50,000(e)
James C. Wachtman             April 1997      $140,000      $28,000        --    125,000(g)
 Chief Operating Officer

T. Wesley Dunn                April 1997      $125,000      $30,850       --      75,000(h)
   Vice President-Sales       April 1996      $125,000(a2)  $10,400       --           0(h)



(a)      Annual compensation rate as of April 30th of fiscal year.
(a1)     Effective since October 11, 1995.
(a2)     Effective since February 1, 1996.
(b)      Earned during fiscal year, paid by following May or June.
(c)      Warrants with exercise price of $7.75 per share.
(d)      Warrants with exercise price of $7.75 per share.
(e)      Unreged warrants with exercise price of $9.00 per share.
(f)      Incentive Stock Options with exercise price of $7.75 per share.
(g) Incentive Stock Options(10,000), Non-Qualified Warrants(40,000) and unregistered warrants (75,000) with exercise price of $7.625 per share, initially issued at $12.50 per share.
(h) Non-Qualified Warrants with exercise price of $8.25 per share since August 7, 1996 initially issued at $12.625 per share during fiscal 1996.

                   WARRANT AND OPTION GRANTS LAST FISCAL YEAR


                                        PERCENT OF
                           NUMBER OF:     TOTAL
                           OPTIONS(o)    OPTIONS/
                          WARRANTS(w)    WARRANTS    EXERCISE
                          UNREGISTERED  GRANTED TO    PRICE             EXPIRATION DATE/
     NAME/POSITION        WARRANTS(u)   EMPLOYEES     PER SHARE         GRANT DATE VALUE
------------------------  ------------  ----------  --------------      ----------------

John J. Klobnak
 Chief Executive Officer     38,250(w)       13.5%        $12.4375          May 9, 2001
                                                                            $124,300
Alan F. Gillam
 President                   36,000(w)       12.7%        $12.4375          May 9, 2001
                                                                            $117,000
Robert W. May
 Secretary                   33,750(w)       11.9%        $12.4375          May 9, 2001
                                                                            $109,700
B.  Charles Bono
 Exec. V.P., CFO and         22,500(w)        7.9%        $12.4375          May 9, 2001
 Treasurer                                                                  $ 73,100

James C. Wachtman
 Chief Operating Officer    125,000(o,w,u)   44.0%        $  7.625          May 9, 2001
                                                                            $271,900
T.  Wesley Dunn
     V.P. - Sales            75,000(w)        N/A          $8.25            January 31, 2001
                                                                            $131,100


The Black-Scholes option pricing model was used to determine the value of options and warrants issued as of the grant date using the following assumptions, dividend yield - none, risk free rate of return - 5% to 6.25%, volatility - 34% to 39%, expected time of exercise - thirty months.

            AGGREGATED OPTION/WARRANT EXERCISES IN LAST FISCAL YEAR
                   AND FISCAL YEAR END OPTION/WARRANT VALUES



                                                                    OPTIONS AND WARRANTS AT FISCAL YEAR END

                                                                                                   VALUE OF
                                                                       NUMBER OF SECURITIES      UNEXERCISED
                                                                     UNDERLYING UNEXERCISED      IN-THE-MONEY
                    # OF SHARES                                                EXERCISABLE/      EXERCISABLE/
                ACQUIRED ON EXERCISE       VALUE REALIZED                    UNEXERCISABLE       UNEXERCISABLE
                --------------------       --------------            ---------------------       -------------
John J. Klobnak           3,333          $ 23,700                         441,417/    0          $242,900/$0
Alan F. Gillam            1,550          $  5,000                        364,200 /6,250          $212,100/$0
Robert W. May             1,300          $  3,000                        227,700/ 6,250          $ 25,000/$0
B. Charles Bono           1,650          $  9,500                        148,850/     0          $  7,900/$0
James C. Wachtman          N/A                N/A                         55,208/69,992          $      0/$0
T. Wesley Dunn             N/A                N/A                         46,875/28,125          $      0/$0




                            TEN-YEAR OPTION AND WARRANT REPRICINGS

                                                               James C. Wachtman         T. Wesley Dunn
                                                               ------------------------  --------------

Date                                                            August 7, 1996            August 7, 1996
Number of securities underlying repriced options/warrants                 125,000                75,000
Market price of stock at time of repricing                                $ 7.625               $ 7.625
Exercise price at time of repricing                                       $ 7.625               $  8.25
Length of original option term remaining at date of repricing           58 months             54 months


The Compensation Committee of the Board of Directors (the "Committee") met on July 29, 1996 and voted unanimously to lower the exercise price of certain options and warrants issued earlier in calendar 1996 to reflect the market bid price seven days later, after the announcement was made that the Company elected to withdraw an underwritten public offering. The 125,000 options and warrants granted to James C. Wachtman at $12.50 on May 29, 1997 were repriced at $7.625 per option and warrant and the 75,000 warrants granted to T. Wesley Dunn at $12.625 share on February 1, 1996 were repriced at $8.25 per warrant. The repricing decision to $7.625 also affected 70,000 options and warrants granted to members of the Board of Directors and the Company's medical advisory board on May 29, 1996 at $12.625 per option or warrant.
Since the date of the grants of options and warrants to Messrs. Wachtman and Dunn, new officers of the Company, the Company's common stock experienced a decline in the market price due to several factors including a general decline in the stock market as well as within the Company's industry segment, particularly during the June and July 1996 period, and the fact that the Company was in registration for an underwritten public offering of its common stock. Ultimately, the Board elected to withdraw the offering due in large part to these factors. The Committee felt it would be unfair and a significant disincentive to Messrs. Wachtman and Dunn, especially in view of the fact that they had only recently joined the Company (on May 20, 1996 and February 1, 1996, respectively) in positions of significant responsibility, to continue to have these options and warrants priced at the previous level.


ITEM 12

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table and notes thereto set forth certain information regarding beneficial ownership of the Company's common stock as of April 30, 1997 by (i) all those known by the Company to be beneficial owners of more than 5% of the Company's common stock, (ii) all of the Company's directors and (iii) all directors and executive officers of the Company as a group.


                                                        NUMBER     PERCENTAGE OF
                                                       OF SHARES    COMMON SHARES
                                                     BENEFICIALLY  BENEFICIALLY
  DIRECTORS, OFFICERS AND 5% SHAREHOLDERS                OWNED        OWNED
  ----------------------------------------          ------------   -------------
John J. Klobnak(2)
  540 Maryville Centre Drive
  Suite 200
  St. Louis, MO 63141                                   565,881          6.11%

Alan F. Gillam(3)
  540 Maryville Centre Drive
  Suite 200
  St. Louis, MO 63141                                   365,803          3.98%

Robert W. May(4)
  540 Maryville Centre Drive
  Suite 200
  St. Louis, MO 63141                                   229,557          2.54%

Dr. Henry Simon(5)
  20 Southampton Street
  London WC2E 7QG
  England                                             1,670,577         18.94%

James M. Garvey(5)
  One Beacon Street, Suite 4500
  Boston, MA 02108                                    1,670,177         18.94%

Richard L. Lindstrom, M.D.(6)
  710 East 24th Street
  Minneapolis, MN 55391                                  67,544          0.76%

Steven C. Straus (7)
  640 Grandview Lane
  Lake Forest, IL 60045                                   3,312          0.04%

All officers and directors as a group
(9 persons)(8)(9)                                     3,128,626         30.89%



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

(1) Takes into account the possible exercise of the outstanding options granted under the Incentive Stock Option Plan, the Non-Qualified Stock Option Plan, the Non-Qualified Warrant Plan and other unregistered warrants which are presently exercisable.

(2) Includes presently exercisable options and warrants to purchase 441,417 shares of common stock granted to Mr. Klobnak by the Board of Directors pursuant to the Company's Incentive Stock Option Plan, the Non-Qualified Warrant Plan and other unregistered warrants. See "Executive Compensation -- Stock Option Plan." and "Executive Compensation -- Employment Agreements"

(3) Includes presently exercisable warrants and options to purchase 364,200 shares of common stock granted to Mr. Gillam by the Board of Directors pursuant to the Non-Qualified Warrant Plan, the Incentive Stock Option Plan and other unregistered warrants. Mr. Gillam, who left the Company on May 30, 1997, also owns 6,250 warrants and options which are not presently exercisable.

(4) Includes presently exercisable warrants and options to purchase 227,700 shares of common stock granted to Mr. May by the Board of Directors pursuant to the Non-Qualified Warrant Plan, the Incentive Stock Option Plan and other unregistered warrants. Mr. May also owns 6,250 warrants and options which are not presently exercisable.

(5) Beneficial ownership established by virtue of membership on the Board of Directors of the Company as the representative of Schroder Ventures Life Sciences Advisors, Inc., an affiliate of the holders of 1,666,665 shares of the common stock of the Company. Includes presently exercisable options granted to Dr. Simon and Mr. Garvey, respectively, by the Board of Directors to purchase 2,912 shares of common stock each pursuant to the Non-Qualified Stock Option Plan. Each also owns 7,088 options which are not presently exercisable.

(6) Includes presently exercisable warrants and options to purchase 52,912 shares of common stock granted to Dr. Lindstrom by the Board of Directors pursuant to the Non-Qualified Option Plan as a director and medical director of the Company and unregistered warrants granted to Dr. Lindstrom as a consultant to the Company. Dr. Lindstrom also owns 67,088 options and warrants which are not presently exercisable. Through an affiliate Dr. Lindstrom also owns 96,400 shares of common stock classified as temporary equity on the balance sheet and unexercisable options to purchase 157,593 shares of common stock.

(7) Includes presently exercisable options to purchase 2,912 shares of common stock granted to Mr. Straus by the Board of Directors pursuant to the Non-Qualified Option Plan. Mr. Straus also owns 7,088 options which are not presently exercisable.

(8) Includes presently exercisable options and warrants to purchase an aggregate of 1,249,459 shares of common stock granted to five executive officers (three of which are also directors) of the Company. An additional 70,208 options and warrants to purchase shares of common stock are owned but are not presently exercisable by these executive officers. See "Executive Compensation -- Stock Option Plan" and "Executive Compensation -- Employment Agreements."

(9) Includes presently exercisable options and warrants to purchase an aggregate of 1,094,965 shares of common stock granted to directors (three of which are also executive officers of the Company). An additional 354,845 options and warrants to purchase shares of common stock are owned but not presently exercisable by these directors or their affiliates.

     As required by the Securities and Exchange Commission rules under Section 16 of the Securities and Exchange Act of 1934, the Company notes that during the fiscal year ended April 30, 1997, all reports regarding transactions in the Company's common stock were timely filed.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13

     All directors hold office until the next annual meeting of stockholders or the election and qualification of their successors. Other than Non-Qualified Stock Options and/or warrants, directors of the Company who are considered affiliates do not receive any compensation for their services as members of the Board of Directors. Non-affiliated Directors receive $1,500 per Board meeting attended. Directors are entitled to reimbursement for expenses incurred in connection with their attendance at Board of Directors meetings. Officers are appointed by the Board of Directors and serve at the discretion of the Board.

     Dr. Henry Simon and James M. Garvey are both members of the Board of Directors and are affiliated with Schroder Ventures Life Sciences Advisors, a beneficial owner of 1,666,665 shares of the Company's common stock.

                        EXHIBITS AND REPORTS ON FORM 8-K

ITEM 14


   3.0*    Company's Certificate of Incorporation and Amendment.
   3.1*    Company's Restated Certificate of Incorporation.
   3.2*    Form of Company's By-Laws, as amended.
   4.1*    Specimen Stock Certificate.
   4.2***  Stock Purchase Warrant (Initial Warrant)
   4.3***  Registration Rights Agreement
   4.4***  Form of Stock Purchase Warrant (additional Warrant)
  21.0**   Subsidiaries of the Company
  23.0**   Consent of Independent Accountants, Price Waterhouse LLP

       * Incorporated by reference from Registration Statement No. 33-33843 effective on April 3, 1991.

      ** Filed herewith.

     *** Incorporated by reference from Form 8-K filed July 1, 1997.


REPORTS ON FORM 8-K

     The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

     None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      LASER VISION CENTERS, INC.

                                      By:  /s/  John J. Klobnak
                                      John J. Klobnak, Chief Executive Officer

                                      By:  /s/  B. Charles Bono
                                      B.  Charles Bono, Principal
                                      Accounting Officer


Date: July 28, 1997

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


   SIGNATURE                          TITLE                             DATE
   -----------                      --------                          --------

/s/  John J. Klobnak
John J. Klobnak                 CEO, Chairman of Board of Directors  July 28, 1997

/s/ B. Charles Bono
B. Charles Bono                 Exec. VP, CFO and Treasurer          July 28, 1997

/s/  Robert W. May
Robert W. May                   Secretary, Director                  July 28, 1997

/s/ James M. Garvey
James M Garvey                  Director                             July 28, 1997

/s/ Richard L. Lindstrom, M.D.
Richard L. Lindstrom, M.D.      Director                             July 28, 1997

/s/ Dr. Henry Simon
Dr. Henry Simon                 Director                             July 28, 1997

/s/ Steven C. Straus
Steven C. Straus                Director                             July 28, 1997

/s/ James C. Wachtman
James C. Wachtman               Chief Operating Officer              July 28, 1997

/ /
Alan F. Gillam                  Director                             July   , 1997


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Laser Vision Centers, Inc.


     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Laser Vision Centers, Inc. and its subsidiaries at April 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ Price Waterhouse LLP


Price Waterhouse LLP

St.  Louis, Missouri

June 20, 1997

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET




                                                           APRIL 30,
                                                   --------------------------
                                                       1997          1996
                                                   ------------  ------------

  ASSETS
  Current assets:
    Cash and cash equivalents                        $3,794,000   $12,672,000
    Restricted cash                                     461,000
    Accounts receivable, net of allowance of
      $360,000 and $286,000, respectively             1,719,000       805,000
    Prepaid expenses and other current assets           915,000       483,000
    Assets held for sale (Note 5)                            --     1,200,000
         Total current assets                         6,889,000    15,160,000
  Property and equipment:
    Laser equipment (Notes 5, 7 and 8)               12,617,000     9,474,000
    Medical equipment (Notes 5 and 8)                   750,000       352,000
    Mobile equipment                                  1,599,000       892,000
    Furniture and fixtures                            1,316,000     1,019,000
                                                     16,282,000    11,737,000
  Less-accumulated depreciation                      (3,799,000)   (1,323,000)
                                                     12,483,000    10,414,000
  Equipment deposits                                         --     1,765,000
         Net property and equipment                  12,483,000    12,179,000
  Other assets (Note 6)                               3,498,000     1,574,000
  Total assets                                      $22,870,000   $28,913,000

  LIABILITIES, REDEEMABLE PREFERRED STOCK
    AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Current portion of notes payable (Note 7)        $1,003,000    $1,858,000
    Current portion of obligations under
      capital leases (Note 8)                           690,000       467,000
    Accounts payable                                  2,078,000       870,000
    Accrued compensation                                616,000       291,000
    Other accrued liabilities                           848,000     1,672,000
         Total current liabilities                    5,235,000     5,158,000
  Non-current liabilities:
    Notes payable (Note 7)                            4,544,000
    Capital lease obligations (Note 8)                1,589,000     1,375,000
    Deferred revenue and other                          134,000       275,000
    Minority interests (Note 4)                              --       113,000
         Total non-current liabilities                6,267,000     1,763,000
  Commitments and contingencies (Notes 11 and 12)
  Convertible preferred stock with mandatory
    redemption provision in 2005 (Note 9)                    --    14,539,000
  Common stock and stock options issued for
       contract rights (Note 3)                       1,092,000
  Stockholders' equity (Notes 13 and 14):
    Common stock, par value $.01 per share,
      50,000,000 authorized; 8,817,057 and
      6,415,993 shares issued and outstanding,
      respectively                                       88,000        64,000
    Warrants and options                                 36,000
    Paid-in-capital                                  38,663,000    23,831,000
    Accumulated deficit                             (28,511,000)  (16,442,000)
                                                     10,276,000     7,453,000
         Total liabilities, redeemable preferred
           stock and stockholders' equity           $22,870,000   $28,913,000


                See Notes to Consolidated Financial Statements.

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                             YEARS ENDED APRIL 30,
                                                   -----------------------------------------
                                                       1997           1996          1995
                                                   -------------  ------------  ------------

Revenues                                              $8,238,000    $3,918,000    $3,311,000
Cost of revenues (includes $3,472,000, $1,973,000
  and $1,589,000 of depreciation, respectively)        7,590,000     4,240,000     3,375,000
       Gross profit (loss)                               648,000      (322,000)      (64,000)
Operating expense:
  General and administrative                           3,907,000     2,356,000     1,002,000
  Salaries and related expenses                        3,590,000     2,329,000     1,285,000
  Depreciation and amortization                          438,000       230,000       283,000
  Selling and marketing expenses                       1,784,000       916,000       574,000
  Fixed asset impairment provision (Note 5)            2,772,000     3,063,000            --
                                                      12,491,000     8,894,000     3,144,000
       Loss from operations                          (11,843,000)   (9,216,000)   (3,208,000)
Other income (expenses):
  Interest income and other                              268,000       437,000        37,000
  Interest expense                                      (597,000)     (216,000)     (242,000)
  Minority interest in net loss of subsidiary
    (Note 4)                                             103,000       192,000       116,000
  Net loss                                          $(12,069,000)  $(8,803,000)  $(3,297,000)
  Net loss per share (Note 2)                             $(1.45)       $(1.75)        $(.82)
Weighted average number of common shares
  outstanding                                          8,421,000     5,278,000     4,001,000




                See Notes to Consolidated Financial Statements.

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE YEARS ENDED APRIL 30, 1997

     WARRANTS TOTAL

                                           COMMON STOCK                                 WARRANTS     TOTAL
                                        ------------------    PAID-IN     ACCUMULATED     AND    STOCKHOLDERS'
                                         SHARES    AMOUNT     CAPITAL       DEFICIT     OPTIONS     EQUITY
                                        ---------  -------  -----------  -------------  -------  -------------

Balance at April 30, 1994               3,589,000   36,000    8,900,000    (4,342,000)               4,594,000
Exercise of Class A, B and F warrants     726,955    8,000    4,142,000                              4,150,000
Issuance of common stock in private
  offering (Note 12)                      125,000    1,000      835,000                                836,000
Exercise of incentive and
  non-qualified stock options              11,600                66,000                                 66,000
Net loss for year ended April
  30, 1995                                     --       --           --    (3,297,000)              (3,297,000)
Balance at April 30, 1995               4,452,555   45,000   13,943,000    (7,639,000)               6,349,000
Exercise of incentive and
  non-qualified options                   100,210    1,000      468,000                                469,000
Exercise of C, D, non-qualified,
  underwriter and other warrants          363,294    3,000    2,137,000                              2,140,000
Exercise of Class B and F warrants      1,159,690   12,000    6,910,000                              6,922,000
Issuance of common stock in private
  offering (Note 12)                      242,218    2,000    1,143,000                              1,145,000
Issuance of common stock in
  conjunction with acquisitions
  (Note 4)                                 98,026    1,000      911,000                                912,000
Costs associated with issuance of
  convertible preferred stock with
  mandatory redemption provision                             (1,242,000)                            (1,242,000)
Dividends accrued on convertible
  preferred stock (Note 9)                                     (439,000)                              (439,000)
Net loss for the year ended
  April 30, 1996                               --       --           --    (8,803,000)              (8,803,000)
Balance at April 30, 1996               6,415,993   64,000   23,831,000   (16,442,000)               7,453,000
Issuance of restricted
  shares of common stock                   20,609               160,000                                160,000
Exercise of incentive and
  non-qualified options                    28,790               147,000                                147,000
Dividends accrued on convertible
  preferred stock (Note 9)                                     (126,000)                              (126,000)
Conversion of preferred stock (Note 9)  2,349,991   24,000   14,641,000                             14,665,000
Warrants and options issued (Note 14)                                                    36,000         36,000
Shares issued to 401(k) plan
  for employees                             1,674                10,000                                 10,000
Net loss for the year ended
  April 30, 1997                                                          (12,069,000)             (12,069,000)
                                        ---------  -------  -----------  -------------  -------  -------------
Balance at April 30, 1997               8,817,057  $88,000  $38,663,000  $(28,511,000)  $36,000    $10,276,000






                See Notes to Consolidated Financial Statements.

                   LASER VISION CENTER, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                              YEARS ENDED APRIL 30,
                                                            --------------------------
                                                        1997           1996          1995
                                                    -------------  ------------  ------------

Cash flows from operating expenses:
 Net loss                                            $(12,069,000)  $(8,803,000)  $(3,297,000)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                        3,910,000     2,203,000     1,872,000
   Fixed asset impairment                               2,772,000     3,063,000
   Compensation paid in common stock                       46,000
   Imputed interest                                                      74,000       212,000
   Provision for uncollectible accounts receivable         74,000        75,000        32,000
   Changes in operating assets and liabilities,
     excluding the effects of acquisitions:
     Increase in accounts receivable                     (988,000)      (52,000)
     Increase in prepaid expenses and other
       current assets                                    (432,000)     (319,000)      (92,000)
     Increase in accounts payable                       1,581,000       380,000       138,000
     Increase (decrease) in accrued liabilities          (479,000)      746,000       328,000
     Decrease in minority interest                       (103,000)     (192,000)     (116,000)
      Net cash used by operating activities            (5,688,000)   (2,825,000)     (923,000)
Cash flows from investing activities:
 Acquisition of equipment                              (4,586,000)   (5,993,000)   (1,147,000)
 Acquisition of goodwill and minority interest           (166,000)
 Equipment deposits                                                  (1,685,000)      (80,000)
 Acquisition of New Image assets                                       (169,000)           --
Other                                                      73,000       (54,000)      (94,000)
      Net cash used by investing activities            (4,679,000)   (7,901,000)   (1,321,000)
Cash flows from financing activities:
 Proceeds from notes payable                            4,148,000
 Payment on notes payable                                (459,000)   (2,135,000)   (1,305,000)
 Principal payments under capital lease
   obligations                                         (2,257,000)     (252,000)      (83,000)
 Proceeds from exercise of incentive and
   nonqualified stock options                             107,000       469,000        66,000
 Deposits on financing contracts                          (50,000)
 Proceeds from private offering, redeemable
   preferred                                                         14,100,000
 Private placement offering costs, redeemable
   preferred                                                         (1,117,000)
 Proceeds from private offerings, common                              1,220,000       903,000
 Private placement offering costs, common                               (75,000)      (67,000)
 Net proceeds from exercise of Class A, B
   and F Warrants                                                     6,922,000     4,150,000
 Net proceeds from exercise of other warrants                         2,140,000
      Net cash provided by financing activities         1,489,000    21,272,000     3,664,000
      Net increase (decrease) in cash and
        cash equivalents                               (8,878,000)   10,546,000     1,420,000
Cash and cash equivalents at beginning of year         12,672,000     2,126,000       706,000
Cash and cash equivalents at end of year               $3,794,000   $12,672,000    $2,126,000
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
 FINANCING ACTIVITIES:
 Conversion of preferred stock                         14,665,000
 Restricted cash upon issuance of capital leases        1,650,000
 Stock options issued for contract rights               1,092,000
 Notes payable issued for laser purchases                              $675,000    $1,359,000
 Capital lease obligations related to laser and
   medical equipment purchases                          1,045,000     1,936,000
 Accrued dividends and offering costs, private
   placement redeemable preferred                         126,000       564,000
 Acquisitions -- Fair value of assets acquired                        1,676,000
 Liabilities assumed                                                   (595,000)
 Common stock issued                                     (130,000)     (912,000)
 Cash paid                                                193,000       169,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for interest                $587,000      $127,000       $31,000



                See Notes to Consolidated Financial Statements.

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF ORGANIZATION

     Laser Vision Centers, Inc. (the Company), provides access to excimer lasers and related services for the treatment of refractive vision disorders and has over 40 lasers currently in use in the United States, Canada and Europe. The Company is the world's largest operator of mobile excimer laser systems and provides mobile laser access with two different types of mobile support equipment including the patented MobilExcimer(R) surgical suite which received FDA approval in April 1997 and another system which is used to move excimer lasers into qualified ambulatory surgery centers and physician's offices. The excimer laser can be used to treat refractive optical disorders such as nearsightedness and astigmatism to eliminate or reduce the need for corrective lenses. LaserVision Centers(R) operate on a shared-access model, giving individual or group ophthalmic practices use of the technology without investment risk or maintenance requirements and allowing optimal use of the equipment. In addition, the Company provides a broad range of professional services, including physician and staff training, technical support services and maintenance and, through its MarketVision division, advertising and marketing programs and services.

     Photorefractive keratectomy (PRK) involves the use of an excimer laser to reshape the cornea, thereby adjusting its refractive power, which in turn eliminates or reduces the need for corrective lenses. The excimer laser can also be used to treat a number of pathological superficial corneal disorders in a procedure called phototherapeutic keratectomy (PTK). Two manufacturers, VISX, Incorporated (VISX) and Summit Technology, Inc. (Summit) have received approval by the United States Food and Drug Administration (FDA) for use of their excimer lasers to perform PRK for low to moderate myopia and PTK. VISX's excimer laser also has received FDA approval to treat astigmatism in the United
States on patients with low to moderate myopia.   In addition to such
procedures, excimer lasers can also be used to perform procedures known as laser in situ keratomileusis (LASIK), which may be more predictable in treating high levels of myopia, but which has not been specifically approved in the United States by the FDA.

     The Company has operated excimer laser centers in Canada and Europe since 1991 and 1993, respectively. The Company currently provides excimer lasers and related services to fixed-site centers in Canada, the United Kingdom, Finland, Greece, Sweden and Ireland and operates the MobilExcimer(R) in Canada and the United Kingdom. During the last four months of fiscal 1996, the approval of excimer laser technology by the FDA made it possible for the Company to begin operating commercial excimer laser centers in the United States. During fiscal 1997, the Company's mobile access strategy made it possible to provide excimer laser access to additional locations without having to purchase a separate laser for each location. Risk factors associated with the successful implementation of the Company's business strategy include the absence of profitable operations, the uncertainty of market acceptance of excimer laser surgery, competition, the Company's dependence on limited sources of excimer lasers, government regulation, the lack of long-term follow-up data and undetermined medical risks with respect to the effect of excimer laser surgery, product liability and professional liability, the Company's ability to manage its growth and its dependence on current management and the possible need for additional financing. In the United States, fixed-site laser centers are operated in conjunction with Columbia Healthcare Corporation or by the Company independently or through joint operating agreements.

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

Basis of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash equivalents

     The Company considers unrestricted cash, as well as short-term investments purchased with an original maturity of three months or less, to be cash equivalents. Cash and cash equivalents included money market funds of $1,943,000 ($7,903,000 in 1996) and short term government obligations and commercial paper of $1,488,000 ($4,500,000 in 1996) at April 30, 1997.

Fair Value of Financial Instruments

     For purposes of financial reporting, the Company has determined that the fair value of the Company's financial instruments, including cash and cash equivalents, accounts receivable, restricted cash, notes payable and capitalized lease obligations approximates book value at April 30, 1997 and 1996, based on terms currently available to the Company in financial markets.

Credit risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of funds held in commercial paper, money market accounts and trade receivables.

     As of April 30, 1997 and 1996, the Company has deposited $3,431,000 and $12,406,000, respectively, in government obligations, commercial paper and money market accounts at financial institutions. Management believes the credit risk related to these funds is limited due to the short-term nature of the accounts.

     Management believes the credit risk related to its trade receivables is limited due to the Company's large number of customers and that its allowance for doubtful accounts is adequate.

Property and equipment

     Property and equipment is stated at cost. Long-lived assets determined to be impaired are stated at the estimated fair value at the date impairment was determined. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation and amortization are computed utilizing the straight-line method. In the opinion of management, this method is adequate to allocate the cost of equipment over its estimated useful lives which range from four to five years. Depreciation for commercial lasers and other equipment is included in cost of revenues. Depreciation for leasehold improvements, furniture and fixtures is classified as an operating expense.

Impairment of long-lived assets

     The Company reviews for the impairment of long-lived assets when events or changes in circumstances indicate that an asset's carrying value may not be recoverable. In reviewing for impairment, if the carrying value of an asset is greater than the sum of the undiscounted projected cash flows attributable to that asset, an impairment loss is recognized. The impairment loss is based on the fair value of the asset which is determined based on market prices, discounted cash flows or the best information available. See Note 5 for the impairment provisions and the adoption of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121").

Other assets

     Costs of goodwill, tradename, servicemark and deferred contract rights are being amortized over 5 to 15 years.

Stock-Based Compensation

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") which defines the fair value based method of accounting for stock options, purchase and award plans. SFAS 123 allows companies to use the fair value method defined in the Statement or to continue use of the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company utilizes APB 25 for accounting for employee stock options and warrants. See Note 14 for the pro forma impact on the net loss per share for the years ended April 30, 1997 and 1996.

     For all equity instruments issued to non-employees, the fair value is determined and recorded using the Black-Scholes option pricing model for options and warrants, or the market price for common stock, at the date of grant or issuance.

Revenue

     Laser revenues are recognized when the surgical procedures are performed. Advertising revenues are recognized as earned, upon delivery of print media or upon broadcast of TV or radio advertisements.

Cost of revenues

     Cost of revenues include laser and medical equipment depreciation, laser maintenance including optics and gasses, Pillar Point royalty fees, professional medical services and medical supplies for the LaserVision Centers division. For the MarketVision division, cost of revenues includes client media and production costs which are deferred during production and expensed when the revenue is earned. Advertising costs are expensed as incurred and included in selling and marketing expenses for the LaserVision Centers division.

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


3. MANAGEMENT SERVICES AGREEMENT

     Effective January 1, 1997, the Company completed a management services agreement with an ophthalmic practice whose president is on the Company's Board of Directors and is also the Company's medical director. The Company acquired certain contract rights and fixed assets for $288,000 of cash, the issuance of 96,400 shares of common stock and 157,593 stock options. The Company also assumed certain lease obligations described in Note 8. The common stock and stock options are classified on the balance sheet as temporary equity, "Common stock and options issued for contract rights", since the vesting of ownership in the stock and the options does not begin until the third year and the eight year agreement can be canceled by either party at the end of the second year. As the fair value of the consideration given cannot be finally determined until the cancellation rights lapse, the fair value of the common stock and options will be adjusted quarterly until January 1999 when the fair value will be fixed. The options expire after ten years, vest monthly over a six year period beginning in the third year, and have a fixed exercise price based on the current market price at the time of the agreement. The common shares vest monthly over a six year period beginning in the third year and are not considered outstanding as of April 30, 1997. As of April 30, 1997, these contract rights were recorded as $1,280,000 of other non-current assets on the balance sheet and have been reduced by $42,000 of accumulated amortization.

4.  ACQUISITIONS

     Effective October 15, 1996, the Company acquired the 49.998% minority interest in its European subsidiary, Harley Street Laser Vision Centre, for approximately $200,000 plus the issuance of 17,000 shares of restricted common shares with a market value of $130,000.

     Effective April 5, 1996, the Company acquired certain European assets and assumed certain liabilities of New Image Laser Centres Limited (New Image) for approximately $169,000 paid upon acquisition and $60,000 which was paid during fiscal 1997. The acquisition was accounted for in accordance with the purchase method of accounting; the acquisition cost approximated the fair value of the net assets acquired and no goodwill has been recorded. The 1996 consolidated financial statements include the revenues and expenses of New Image from the acquisition date.

     Effective February 1, 1996, the Company acquired the stock of Med-Source, Inc. (Med Source) for 21,845 shares of the Company's unregistered common stock issued at the $12.125 market price when the transaction was negotiated, and $35,000. The acquisition was accounted for in accordance with the purchase method of accounting; the acquisition cost exceeded the fair value of the net assets acquired resulting in approximately $282,000 of goodwill. To increase ophthalmic surgical volumes, Med Source provides marketing services in the areas of planning, training, and consulting. The consolidated financial statements include all assets and liabilities of Med Source and reflect the revenues and expenses of Med Source since the acquisition date.

     In August 1995, the Company acquired the stock of Vision Correction, Inc. of Minnesota (VCI) for 76,181 shares of the Company's unregistered common stock issued at the $8.50 market price. The principal assets acquired were site agreements with eye centers, clinics and individual doctors in nine states with respect to access to mobile excimer lasers. The 25 agreements, each of which required a $10,000 deposit by the eye center, clinic or doctor, require the Company to provide certain services including regular access to a mobile excimer laser in return for a two year agreement by the eye center, clinic or doctor to exclusively use mobile lasers provided by the Company for all PRK or similar services. The agreements become effective when the Company gives notice of its intention to provide access to a mobile excimer laser and on a year to year basis thereafter unless notice of termination is given. The VCI acquisition was accounted for in accordance with the purchase method of accounting; the acquisition cost exceeded the fair value of the net assets acquired resulting in the recognition of goodwill totaling $664,000.

5.  FIXED ASSET IMPAIRMENT PROVISIONS

     In connection with the Company's continuing evaluation of the recoverability of its assets, fixed asset impairment charges were recognized in the fourth quarter of fiscal 1997 ($2,772,000) and the fourth quarter of fiscal 1996 ($3,063,000).

     The fiscal 1996 provision resulted from a reorganization of the Company's international operations in connection with the approval by the Food and Drug Administration (FDA) of excimer lasers for performance of certain PRK procedures in the United States. The Company had 22 Model B VISX lasers dedicated to its European and Canadian operations as of February 1, 1996. The intent of the Company had been to move a number of these lasers to the United States after the FDA approval. The Company also expected these lasers to be upgradeable to treat hyperopia (farsightedness). However, in the fourth quarter of fiscal 1996 the Company was informed of VISX's decision not to upgrade the Model B lasers to treat hyperopia and of its decision to effectively prohibit the reimporting of Model B lasers. As a result, the Company was unable to upgrade the international lasers for use in the United States and, thus, had an excess of international equipment which could not treat hyperopia. The Company then completed negotiations to sell ten excess lasers for $1,200,000, resulting in an impairment provision of $1,350,000.
Such lasers were classified as assets held for sale on the balance sheet at April 30, 1996 and were sold prior to October 31, 1996. The Company revised its international business plan in April 1996, reduced the number of fixed sites in Europe and Canada, redeployed a number of lasers and selected a number of sites to be served by mobile lasers. Because of this significant change in business conditions, the Company assessed the projected undiscounted future cash flows of the remaining European and Canadian excimer lasers and related medical equipment and determined that cash flows were insufficient to recover the carrying value of these assets. As a result, the Company recorded an additional provision for impairment of $1,713,000 to record those assets at fair value based upon current market prices. These assets, with a carrying value of $1,235,000, were used in international operations during fiscal 1997. The total original cost of the above equipment was $9,542,000 and the accumulated depreciation at the time of the write-downs was $4,044,000.

    The fiscal 1997 provision of $2,772,000 resulted from (a) a write down of Summit lasers and related mobile equipment of $2,006,000 because the Company is not able to mobilize Summit excimer lasers in a cost effective manner as well as a diminished U.S. market interest in Summit lasers after the Visx Star laser received FDA approval for astigmatism in April 1997, (b) the additional impairment of Visx B lasers and medical equipment in international markets which prefer more current technologies ($425,000), (c) the accelerated amortization of U.S. goodwill associated with certain VCI physicians which will not develop into profitable mobile locations ($141,000) and the Med-Source operations which were redirected to focus on the development of the Company's excimer laser business ($200,000). The total original cost of the above equipment and goodwill was $4,534,000 and the accumulated depreciation and amortization at the time of the write-downs was $1,404,000.


       Other assets at April 30 consist of the following:

6. OTHER ASSETS


                                                                      1997        1996
                                                                ----------  ----------
Goodwill, net of $103,000 and $89,000 amortization,
  respectively (Notes 4 and 5)                                  $  836,000  $1,108,000
Tradename and servicemark costs, net of $49,000 and $30,000
  amortization, respectively                                       136,000     152,000
Deferred contract rights, net of $42,000 amortization (Note 3)   1,238,000           -
Restricted cash (Notes 7 and 11)                                 1,239,000           -
VCI deposits in escrow (Note 4)                                          -     256,000
Rent deposits and other, net                                        49,000      58,000
                                                                ----------  ----------
                                          Total                 $3,498,000  $1,574,000


     Deferred contract rights are being amortized over eight years and relate to the temporary equity discussed in Note 3. Restricted cash secures the Company's notes payable and notes receivable to a third party by those patients who elected to finance a portion of the cost of their PRK or LASIK procedure.

7.  NOTES PAYABLE

     In October 1996 and March 1997, the Company entered into agreements to borrow a total of $5.9 million from two different lenders over four to four and one half years and bearing interest at 11% and 15% per annum, respectively. These loans were secured by fifteen excimer lasers used in the U.S. The October loan was also secured by $1,650,000 of restricted cash which will become available to the Company in proportion to the reduction in the principal balance and, under certain circumstances, if financial targets are achieved.
As of April 30, 1997, $421,000 of this restricted cash is classified as a current asset and $1,229,000 is classified as a non-current asset. As part of the March loan agreement, the Company also issued 15,000 warrants, exercisable within five years, to the lender at the then current market price. The March lender has the right to receive an additional 10,000 warrants if additional funding is provided and has the right-of-first refusal on future equipment funding opportunities. At April 30, 1997 the future maturity schedule for these notes was as follows:

                            YEAR ENDING APRIL 30,


1998                                           $1,003,000
1999                                           $1,193,000
2000                                           $1,342,000
2001                                           $1,842,000
2002                                           $  167,000


     The April 30, 1996 outstanding balance, $1,847,000, related to European excimer laser purchases agreements.

8.  OBLIGATIONS UNDER CAPITAL LEASES

     In August 1996, the Company financed an excimer laser purchase with a four year capital lease requiring principal payments totaling $525,000 and bearing interest at 15%. In January 1997, the Company assumed responsibility for an excimer laser lease and a microkeratome lease with remaining lives of three and one half years with principal payments totaling $381,000 and bearing interest at rates from 7% to 9% per annum as part of a management services agreement, see Note 3. During fiscal 1997, the Company financed a total of nine corneal topographer purchases for use in the United States with three to five year capital leases requiring total principal payments of $139,000 and bearing interest at rates from 6% to 12% per annum.

     In September 1995, the Company acquired two excimer lasers for use in the United States. The lasers were financed by five year capital leases requiring principal payments totaling $1,024,000 and bearing interest at 11% per annum. In January 1996, the Company acquired two additional excimer lasers which were financed by three and one-half year term capital leases requiring principal payments totaling $912,000 and bearing interest at 12% per annum. Future minimum payments under capital leases as of April 30, 1997 are as follows:


       YEAR ENDING APRIL 30,                                    AMOUNT
       ---------------------                                  ----------
       1998                                                     $941,000
       1999                                                      965,000
       2000                                                      643,000
       2001                                                      114,000
       2002                                                       21,000
                                                              ----------
       Total minimum lease payments                            2,684,000
       Less amount representing interest                        (405,000)
       Less current portion                                     (690,000)
       Long-term portion of obligations under capital leases  ----------
                                                              $1,589,000


     Assets under capital leases totaled $721,000 and $2,353,000, respectively, at April 30, 1997 and 1996. Depreciation of leased assets was $655,000, $265,000 and $101,000 for the years ended April 30, 1997, 1996 and 1995, respectively. In addition, the fixed asset impairment provision in fiscal 1997 included $1,590,000 related to leased U.S. lasers.

9.  CONVERTIBLE PREFERRED STOCK WITH MANDATORY REDEMPTION PROVISION IN 2005

     The Company's amended Articles of Incorporation authorize the Board of Directors to issue 1,000,000 shares of preferred stock, at $.01 par value per share, in one or more series, designated by them as to rights, preferences, terms and limitations. In October 1995, the Company received $14,100,000 from the sale of 141,000 shares of restricted convertible preferred stock with a mandatory redemption provision in 2005, at the holders' option. The related offering costs of $1,242,000 were deducted from paid-in-capital. These restricted preferred shares, par value $100, were convertible into 2,349,991 shares of common stock at a conversion price of $6 per share, had a stated dividend rate beginning after three years of 8% and had limited registration rights.

     These preferred shares converted into 2,349,991 shares of common stock during the first half of fiscal 1997. For the fiscal years ended April 30, 1997 and 1996, dividends of $126,000 and $439,000, respectively, were accrued and reflected in the calculation of net loss per common share. The accrued dividends were included in the amounts reclassified from preferred equity to common equity. The 2,349,991 shares of common stock were registered with the SEC in March 1997 on Form S-1.

10.  INCOME TAXES

     At April 30, 1997, the Company has net operating loss carryforwards of approximately $22.4 million available to offset future taxable income, expiring 2006 through 2012. The Company has recorded a deferred tax asset of approximately $9.0 million with an offsetting valuation allowance at April 30, 1997. For purposes of recording deferred tax assets, no future taxable income is assumed given the results of operations of the Company to date.

      The components of deferred taxes at April 30 are as follows:


                                                                    1997                                           1996
                                                                   --------                                      ---------
Net operating loss                                                 $ 8,984,000                                   $5,430,000
Depreciation                                                          (189,000)                                    (172,000)
Other                                                                   22,000                                       59,000
Net asset                                                            8,817,000                                    5,317,000
Valuation allowance                                                 (8,817,000)                                  (5,317,000)
      Total deferred taxes                                         $        -0-                                  $       -0-

The components of income tax expense are as follows for the fiscal years ending April 30:


                                                                    1997                   1996                     1995
                                                                    -----                 ------                  ---------
Computed expected tax benefit                                        $4,773               $3,521                   $1,319
Impairment provision                                                 (1,109)              (1,225)
Change in valuation allowance                                        (3,500)              (2,341)                  (1,319)
Other                                                                  (164)                  45
 Income tax expense                                                     $-0-              $   -0-                  $   -0-


11.  COMMITMENTS AND CONTINGENCIES

Employment agreements

     During fiscal 1996, the Company entered into three-year agreements with four officers of the Company to provide for base salaries, the potential payment of certain bonuses and severance payments equal to 18 months of base compensation. During fiscal 1997, 1996 and 1995, $112,000, $449,000 and
$208,000, respectively, were provided for these bonuses which were tied to the price of the Company's common stock and/or personal performance objectives. During fiscal 1997, $293,000 was provided for the severance payment due one of these officers who left the Company in May 1997. Three other key employees have employment agreements with unexpired terms ranging from twelve to thirty months.

Claims

     A former investor relations consulting firm hired and terminated by the Company during 1992 has requested that the Company issue 100,000 to 150,000 warrants to purchase the Company's common stock at $5.00 per share. The Company believes that the consulting firm failed to perform and breached the contract and has not reflected the disputed warrants in Note 14 of these consolidated financial statements. The dispute is in litigation.

Operating leases

     The Company has office and laser center lease agreements in St. Louis, Fresno, London, Edinburgh and Montreal. The respective leases commenced in 1993, 1994 and 1996 and shall end in 1998, 2000 and 2001. Approximate future minimum rental payments under the leases are as follows:





 YEAR ENDING APRIL 30,                            MINIMUM RENTAL PAYMENTS
 ---------------------                            -----------------------

 1998                                                     $390,000
 1999                                                      324,000
 1000                                                      298,000
 2001                                                      275,000
 2002                                                        4,000


     Related rental expenses totaled $545,000, $184,000 and $98,000 for the years ended April 30, 1997, 1996 and 1995, respectively.

Notes with recourse

     As of April 30, 1997, the Company had guaranteed notes payable totaling $190,000 to a third party by certain patients who elected to finance a portion of the cost of their refractive surgery. Interest bearing deposits with the third party, classified as current and non-current restricted cash on the balance sheet, secure $50,000 of this contingent obligation.

12.  LEGAL PROCEEDINGS

     Management does not expect that any outstanding or pending legal proceedings, individually or in the aggregate, will have a material adverse effect upon the Company's future results of operations, liquidity or financial condition.

13.  CAPITAL STOCK

     In September 1994, stockholders approved an increase in the number of authorized common shares from 10,000,000 to 50,000,000 and an amendment to the Company's Certificate of Incorporation requiring super majority (80%) approval of certain business combinations.

     In April 1995, the Company sold 125,000 shares of unregistered common stock to two investors at $7.23 per share, less solicitation and offering costs. The investors received certain rights regarding registration and anti-dilution.. In May and September 1995, the Company sold an additional 168,500 shares of unregistered common stock to two other investors under substantially similar terms. In October 1995, these investors elected to receive 73,718 additional shares of common stock in connection with their anti-dilution rights. In March 1997, the 367,218 shares were registered with the SEC on Form S-1.

14.  STOCK OPTIONS AND WARRANTS

     The Company has three plans under which registered stock options and warrants may be granted and also has issued unregistered warrants and options. These plans are administered by the Board of Directors whose Compensation Committee recommends option and warrant grants for officers, directors and key consultants of the Company.

     The 1990 Incentive Stock Option Plan (the Option Plan) was approved by stockholders of the Company on March 5, 1990 and amended by the stockholders on April 22, 1992 and January 19, 1996. Under the terms of the Option Plan, the Company has reserved 700,000 shares for issuance upon exercise of options granted to key employees and officers of the Company. The exercise price may not be less than the market price of the common stock on the date of grant. Options are nonassignable and may be exercised only by the employee while employed by the Company or within three months after termination of employment unless due to death or disability. Options are exercisable in increments over four years and expire no later than ten years from the date of the grant. All outstanding options had an initial expiration date of five years. A total of 312,705 options were available for issuance under this plan at April 30, 1997.

     The 1990 Non-Qualified Stock Option Plan (the Plan) was approved by the stockholders of the Company on March 5, 1990, and amended by the stockholders on April 22, 1992 and January 19, 1996. Under the terms of the Plan, as amended, the Company has reserved 600,000 shares of common stock for issuance upon exercise of options granted to outside directors and consultants. Such options vest over various lengths of time and expire after five years. A total of 374,694 options were available for issuance under this plan at April 30, 1997.

     Under the 1994 Non-Qualified Warrant Plan, as amended on January 19, 1996, the Company has reserved 1,500,000 shares of common stock for issuance upon exercise of registered warrants granted to certain employees, directors and consultants. Such warrants generally vest ratably over a twenty-four month period and are exercisable over a five year period. A total of 294,500 warrants were available for issuance under this plan at April 30, 1997.

     Unregistered warrants are exercisable over a five year period and vest at varying rates ranging from immediately to three years. Of the 510,000 unregistered warrants outstanding as of April 30, 1997, 325,000 were issued to officers, employees and consultants during fiscal 1995 at $9.00 per share, above the market price, 100,000 were issued to a consultant during fiscal 1996 at $5.25 per share, below the market price, and the balance were issued at the market price.

     Information with respect to the above plans is as follows:


                                              NON-QUALIFIED
                               INCENTIVE STOCK        STOCK  UNREGISTERED  NON-QUALIFIED
                                   OPTION PLAN  OPTION PLAN      WARRANTS   WARRANT PLAN
                               ---------------  -----------  ------------  -------------


Outstanding at April 30, 1994          180,545      177,000       854,500             --
Exercised ($5.00 to $5.75)              (1,600)     (10,000)
Exchanged ($5.00 to $7.50)                                       (824,500)       824,500
Granted ($5.31 to $9.00)               109,000       25,000       325,000        120,000
Canceled                                (1,250)          --            --             --
Outstanding at April 30, 1995          286,695      192,000       355,000        944,500

Exercised ($3.00 to $7.75)             (59,210)     (41,000)      (30,000)      (104,250)
Granted ($5.25 to $16.625)              59,000                    110,000         61,000
Canceled                                (3,000)          --            --             --
at April 30, 1996                      283,485      151,000       435,000        901,250

Exercised ($3.00 to $7.75)             (10,283)     (16,957)                      (1,550)
Exchanged ($5.00 to $8.13)              19,000                                   (19,000)
Granted ($5.75 to $12.44)               55,000       63,306        75,000        319,000
Canceled ($6.88 to $8.75)              (31,000)     (40,000)                    (100,000)
Outstanding at April 30, 1997          316,202      157,349       510,000      1,099,700

Average price per share at April 30,
   1995                                  $5.62        $5.67         $8.66          $5.89
   1996                                  $7.42        $5.78         $8.11          $6.40
   1997                                  $7.28        $6.37         $8.04          $7.03
Exercisable at April 30,
   1995                                165,570      159,500        57,083        737,347
   1996                                170,235      151,000       239,583        827,041
   1997                                241,452      123,189       409,375        969,156



      The Company also has the following warrants and options outstanding as of April 30, 1997:


          24,000 Class C, 15,150 Class D and 24,500 Class E-Exercisable for one share of common stock, at a price of $5.00 per share, expire December 24, 1997 to January 6, 1998

          46,888 Underwriter warrants-Exercisable for one share of common stock, at a price of $7.25 per share, expire November 9, 1998

     157,593 options issued for deferred contract rights-Exercisable for one share of common stock, at a price of
     $5.98 per share, vest from 1999 to 2005, expire December 31, 2006

     At the July 31, 1996 Board of Directors meeting, a total of 270,000 options or warrants issued in February 1996 and May 1996 to new officers, Board members and medical advisors and outstanding as of April 30, 1997 had the exercise price reduced from a weighted average of $12.57 per option or warrant to $7.80 per option or warrant.

     During fiscal 1997, the Company adopted SFAS 123, which addresses accounting for stock option and warrant plans and selected the "intrinsic value based method" for valuing stock options granted to employees. Had compensation cost for all of the Company's stock option and warrant plans been determined based upon the fair value at the grant dates consistent with the methodology prescribed in SFAS 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below using the weighted average fair values indicted:

              YEAR ENDING APRIL 30,                  1997        1996
              ---------------------                 -------      ------
Net loss as reported (thousands)                    $12,069      $8,803
Pro forma net loss (thousands)                      $12,862      $8,901

Loss per share as reported                          $  1.45      $ 1.75
Pro forma loss per share                            $  1.53      $ 1.77

Weighted average fair value of grants at market     $  2.75      $ 2.41
Weighted average fair value of grants below market       --      $4.06


        The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for grants in fiscal 1997 and 1996: risk-free interest rates ranging from 5.0% to 6.5%, expected volatility of 30% to 45%, no dividends, and an expected life of two and one half years. SFAS 123 does not require pro forma disclosure of the effect of options and warrants granted in fiscal years prior to fiscal 1996. The pro forma effect of compensation costs using the fair value based method are not indicative of future amounts when the new method will apply to all outstanding option and warrant grants. Since employee stock options and warrants are not traded on a secondary exchange, employees receive no benefit and derive no value from holding stock options and warrants under these plans without an increase in the market price of the Company's stock. Such an increase would benefit all stockholders.

The following table summarizes information for stock warrants and options outstanding at April 30, 1997:


                              WEIGHTED  AVERAGE                   EXERCISABLE
                              --------------------------------------------------------------------------
RANGE OF        NUMBER          REMAINING      EXERCISE                     NUMBER     WEIGHTED AVERAGE
EXERCISE PRICE  OUTSTANDING       LIFE           PRICE                     OUTSTANDING  EXERCISE PRICE
-------------  -------------   -------------   ---------                --------------  -----------------
$3.00              62,652      2.8 years        $3.00                    62,652            $3.00
$5.00 - $7.00   1,107,086      2.8 years        $5.49                   888,743            $5.42
$7.25 - $9.00     990,644      3.0 years        $8.14                   806,815            $8.20
$12.25 - $16.75     191,000    4.0 years       $12.59                    95,500           $12.59


Fiscal 1997 operating results reflect $36,000 of expense for warrants and options issued as compensation to consultants and lenders.


15.  BUSINESS SEGMENT INFORMATION

     After allocating certain corporate expenses and determining the primary geographic area for mobile equipment, business segment information for the years ended April 30, 1997, 1996 and 1995 is as follows:


                                                       LASERVISION CENTERS DIVISION
                                                  -----------------------------------------
                                                                           FOREIGN
                                                                --------------------------  MARKETVISION
                                                    DOMESTIC        CANADA        EUROPE       DIVISION        TOTAL
                                                  -------------  ------------  ------------  ------------  -------------
YEAR ENDED APRIL 30, 1997
Revenues                                            $4,223,000      $928,000    $2,031,000    $1,056,000     $8,238,000
Income (loss) from operations $(9,055,000)                        $ (725,000)  $(1,963,000)    $(100,000)  $(11,843,000)
Minority interest in net loss of subsidiary                                                                    $103,000
Interest/other income                                                                                          $268,000
Interest expense                                                                                             $ (597,000)
  Net Loss                                                                                                $ (12,069,000)
Identifiable assets                                $17,929,000      $876,000    $3,684,000      $381,000    $22,870,000
Capital expenditures                                $6,423,000      $436,000    $1,363,000             -     $8,222,000
Depreciation and amortization                       $2,576,000      $285,000      $983,000       $66,000     $3,910,000

YEAR ENDED APRIL 30, 1996
Revenues                                              $286,000      $943,000    $1,255,000    $1,434,000     $3,918,000
Income (loss) from operations                      $(3,695,000)  $(1,350,000)  $(4,312,000)   $  141,000   $ (9,216,000)
Minority interest in net loss of subsidiary                                                                     192,000
Interest/other income                                                                                           437,000
Interest expense                                                                                               (216,000)
  Net loss                                                                                                 $ (8,803,000)


                                                                           F-15


Identifiable assets                       $23,667,000      $561,000    $4,027,000      $658,000    $28,913,000
Capital expenditures                       $7,190,000      $426,000      $981,000        $7,000     $8,604,000
Depreciation and amortization                $286,000      $467,000    $1,430,000       $20,000     $2,203,000

YEAR ENDED APRIL 30, 1995
Revenues                                      $12,000      $921,000    $1,545,000      $833,000     $3,311,000
Income (loss) from operations            $ (1,707,000)    $(409,000)  $(1,126,000)      $34,000   $ (3,208,000)
Minority interest in net loss of subsidiary                                                            116,000
Interest/other income                                                                                   37,000
Interest expense                                                                                      (242,000)
  Net loss                                                                                        $ (3,297,000)
Identifiable assets                        $2,613,000    $1,741,000    $6,767,000      $197,000    $11,318,000
Capital expenditures                         $371,000      $508,000    $1,627,000      $     --     $2,506,000
Depreciation and amortization                $236,000      $388,000    $1,248,000      $     --     $1,872,000


16. SUBSEQUENT EVENT

On June 20, 1997 the Company completed a $6 million private placement, before expenses, of 6,000 shares of Series B Convertible Preferred Stock with $1,000 stated value per share, and 100,000 vested warrants with an exercise price of
$9.39 per warrant, 130% of the average market price.   An additional 100,000
warrants may be issued in June 1998 at 130% of the then current market price if at least $2 million of Series B Preferred remains outstanding. The Series B shares accrue a 5% non- cash dividend equivalent in preferred stock per year, convert (within a range) to common stock at a discount to the market price of the common stock, must be converted to common stock within five years, and have registration rights. The estimated $5.5 million net proceeds after fees and expenses will be used for working capital, the acquisition of equipment and general corporate purposes.

SCHEDULE VIII
(in thousands)



                                         VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                          Balance at           Expense                       Uncollectable        Balance at
FISCAL 1997        beginning of year         provision             Other          accounts       end of year

Doubtful accounts
receivable                       286               121                -               (47)          360

FISCAL 1996

Doubtful accounts
receivable                       157               127             34(a)              (32)          286

FISCAL 1995

Doubtful accounts
receivable                       125                50                -               (18)          157


     (a) - Allowances obtained as part of New Image acquisition







                                                                            F-17







































42