Form 10-Q
period 1997-07-31
LASER VISION CENTERS INC
filed 1997-09-15
CIK 861875

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


      X-QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE SECURITIES
              EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                                 JULY 31, 1997


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

Common Stock outstanding as of September 8,1997 - 8,848,057 shares.

                           LASER VISION CENTERS, INC.
               FORM 10-Q FOR QUARTERLY PERIOD ENDED JULY 31, 1997
                                     INDEX


         PART OR ITEM                                                                                   PAGE
Part I. FINANCIAL STATEMENTS

Item 1.  Interim Consolidated Financial Statements

         Consolidated Balance Sheet  - July 31, 1997 and April 30, 1997....................................3-4

         Consolidated Statement of Operations - Three months ended July 31, 1997 and 1996....................5

         Consolidated Statement of Cash Flow - Three months ended July 31, 1997 and 1996...................6-7

         Consolidated Statement of Changes in Stockholders' Equity - Three months ended July 31, 1997..................................................................8

         Notes to Interim Consolidated Financial Statements..................................................9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

         Liquidity and Capital Resources.................................................................10-11

         Results of Operations...........................................................................11-12

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................................13

Item 2.  Changes in Securities..............................................................................13

Item 3.  Defaults upon Senior Securities....................................................................13

Item 4.  Submission of Matters to a
         Vote of Security Holders...........................................................................13

Item 5.  Other Information..................................................................................13

Item 6.  Reports on Form 8-K................................................................................13


LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                 JULY 31,                   April 30,
                                                                    1997                        1997
CURRENT ASSETS
         Cash and cash equivalents                           $ 7,187,000                 $ 3,794,000
         Restricted cash                                         521,000                     461,000
         Receivables, net of allowances of
           $369,000 and $360,000, respectively                 2,452,000                   1,719,000
         Prepaid expenses and
           other current assets                                1,248,000                     915,000
                                                             -----------                ------------

                                Total Current Assets          11,408,000                   6,889,000

EQUIPMENT
         Laser equipment                                      12,617,000                  12,617,000
         Medical Equipment                                       763,000                     750,000
         Mobile equipment                                      2,369,000                   1,599,000
         Furniture and fixtures                                1,376,000                   1,316,000
         -Accumulated depreciation                            (4,859,000)                 (3,799,000)
                                                             -----------                ------------

                                Total Equipment, Net          12,266,000                  12,483,000

OTHER ASSETS
         Goodwill, net                                           796,000                     836,000
         Tradename and service mark costs, net                   131,000                     136,000
         Deferred contract rights                              1,537,000                   1,238,000
         Restricted cash                                       1,259,000                   1,239,000
         Rent deposits and other, net                             50,000                      49,000
                                                             -----------                ------------

                                  Total Other Assets           3,773,000                   3,498,000
                                                             -----------                ------------

                                        Total Assets         $27,447,000                 $22,870,000
                                                             ===========                ============



See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                     JULY 31,                    April 30,
                                                                      1997                         1997
CURRENT LIABILITIES
         Current portion of notes payable                          $ 1,078,000                  $ 1,003,000
         Current portion of capitalized
           lease obligations                                           753,000                      690,000
         Accounts payable                                            2,481,000                    2,078,000
         Accrued compensation                                          295,000                      616,000
         Other accrued liabilities                                   1,317,000                      848,000
                                                                 -------------                 ------------
                          Total Current Liabilities                  5,924,000                    5,235,000

NON-CURRENT LIABILITIES
         Notes payable                                               4,259,000                    4,544,000
         Capitalized lease obligations                               1,377,000                    1,589,000
         Deferred revenue and other                                    134,000                      134,000
                                                                 -------------                 ------------
                          Total Non-Current Liabilities              5,770,000                    6,267,000

COMMITMENTS AND CONTINGENCIES

COMMON STOCK AND STOCK OPTIONS ISSUED
    FOR CONTRACT RIGHTS                                              1,444,000                    1,092,000

STOCKHOLDERS' EQUITY
         Preferred stock -  6,000 shares
            issued at $1,000 par value, Series B                     5,154,000
         Common stock, par value of $.01 per
            share, 50,000,000 shares authorized;
            8,838,057 and 8,817,057 shares issued
            and outstanding, respectively                               88,000                       88,000
         Warrants and options                                          409,000                       36,000
         Paid-in capital                                            38,706,000                   38,663,000
         Accumulated deficit                                       (30,048,000)                 (28,511,000)
                                                                 -------------                 ------------
                                 Total Stockholders' Equity         14,309,000                   10,276,000
                                                                 -------------                 ------------
                 Total Liabilities and Stockholders' Equity        $27,447,000                  $22,870,000
                                                                 =============                 ============

See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

                                                                Three Month Period
                                                                 Ended July 31,
                                                                1997            1996
REVENUES                                                   $ 4,098,000      $ 1,502,000

Cost of revenues, depreciation                                 993,000          615,000
Cost of revenues, other                                      2,271,000          724,000
                                                           -----------      -----------

                                  GROSS PROFIT                 834,000          163,000
                                                           -----------      -----------

Operating Expenses:
   General and administrative                                  788,000        1,191,000
   Salaries and related expenses                               875,000          807,000
   Depreciation and amortization                               168,000           98,000
   Selling and marketing expenses                              353,000          449,000
                                                           -----------      -----------


                                                             2,184,000        2,545,000
                                                           -----------      -----------

                          LOSS FROM OPERATIONS              (1,350,000)      (2,382,000)

Other income (expenses)
   Interest and other income                                    55,000          106,000
   Interest expense                                           (242,000)         (71,000)
   Minority interest in net loss
      of subsidiary                                                              55,000
                                                           -----------      -----------

                                      NET LOSS             ($1,537,000)     ($2,292,000)
                                                           ===========      ===========
                            NET LOSS PER SHARE                  ($0.18)          ($0.32)
                                                           ===========      ===========

Weighted average number of
   common shares outstanding                                 8,821,000        7,542,000
                                                           ===========      ===========


See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES                            Three Month Period
CONSOLIDATED STATEMENT OF CASH FLOW                                      Ended July 31,
                                                                     1997             1996
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                      ($1,537,000)     ($2,292,000)
   Adjustments to reconcile net loss to net cash
         used in operating activities:
            Depreciation and amortization                          1,162,000          713,000
            Compensation paid in common stock,
                 options or warrants                                  11,000
            Provision for uncollectible accounts receivable            9,000           48,000
            Increase in accounts receivables                        (742,000)        (288,000)
            Increase in prepaid expenses and other
              current assets                                        (337,000)        (139,000)
            Increase in accounts payable                             404,000          637,000
            Increase (decrease) in accrued liabilities               148,000         (610,000)
            Other, net                                                                (99,000)
                                                                 -----------      -----------

   Net cash used in operating activities                            (882,000)      (2,030,000)

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of equipment                                         (843,000)      (3,363,000)
   Other, net                                                         (1,000)          22,000
                                                                 -----------      -----------
 Net cash used in investing activities                              (844,000)      (3,341,000)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from private offering, preferred                       6,000,000
   Private placement offering costs, preferred                      (517,000)
   Proceeds from exercise of stock options                            76,000           60,000
   Principal payments under capitalized
      lease obligations and notes payable                           (360,000)      (1,974,000)
   Deposits on financing contracts                                   (80,000)
                                                                 -----------      -----------

      Net cash provided by (used in) financing activities          5,119,000       (1,914,000)
                                                                 -----------      -----------

      NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         3,393,000       (7,285,000)

Cash and cash equivalents at beginning of period                   3,794,000       12,672,000
                                                                 -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $7,187,000       $5,387,000
                                                                 ===========      ===========

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOW (CONTINUED)

                                                                                   Three Month Period
                                                                                     Ended July 31,
                                                                              1997                        1996
      Non-cash investing and financing:
         Adjustment of value of common stock
            and stock options issued for contract rights                     352,000
         Conversion of preferred stock, accrual of
            preferred dividends, and value assigned
            to warrants                                                      395,000                 11,463,000
         Equipment deposits and assets held for sale
            exchanged for equipment                                                                   1,864,000
         Increase in other liabilities for laser purchase                                               300,000
         Common stock issued to reduce liabilities                                                       70,000




See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY

                                      Common Stock
                                      $.01 Par Value
                                                                              Warrants                               Total
                                                                Paid-in          and            Accumulated        Stockholders'
                  Preferred Stock   Shares          Amount      Capital        Options            Deficit             Equity
Balance-
    April 30, 1997   $     -       8,817,057       $88,000     $38,663,000     $ 36,000       ($28,511,000)        $10,276,000

Issuance of
Preferred Stock       5,154,000                                                 362,000                              5,516,000

Exercise of
incentive options                     21,000                        76,000                                              76,000


Dividends accrued
on convertible
preferred stock                                                    (33,000)                                            (33,000)

Warrants and
Options                                                                          11,000                                 11,000

Net loss for the
three month period
ended July 31, 1997                                                                             (1,537,000)         (1,537,000)
                     ----------    ---------       -------     -----------     --------       ------------         -----------

Balance -
    July 31, 1997    $5,154,000    8,838,057       $88,000     $38,706,000     $409,000       ($30,048,000)        $14,309,000
                     ==========    =========       =======     ===========     ========       ============         ===========



See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 JULY 31, 1997
                                  (Unaudited)

Item 1.
1. The information contained in the interim consolidated financial statements and footnotes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and related notes thereto contained in the April 30, 1997 Annual Report on Form 10-K filed by LaserVision Centers, Inc. (the "Company") with the Securities and Exchange Commission. The unaudited interim consolidated financial statements as of July 31, 1997 and July 31, 1996, and for the quarterly period then ended, include all normal recurring adjustments which management considers necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. The interim consolidated financial statements include the accounts and transactions of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

The net loss per share was computed using the weighted average number of common shares outstanding during each period. Common stock equivalents were excluded due to their anti-dilutive effect. The loss per common share for the three months ended July 31, 1997, reflects $33,000 of accrued dividends on the Series B Convertible Preferred Stock. The loss per common share for the three months ended July 31, 1996, reflects $104,000 of accrued dividends on the Series A Convertible Preferred Stock which was subsequently converted to common stock.

2. In June 1997, the Company completed a $6 million private placement, before expenses, of 6,000 shares of Series B Convertible Preferred Stock with $1,000 stated value per share, and 100,000 vested warrants with an exercise price of $9.39 per warrant, 130% of the average market price. An additional 100,000 warrants may be issued in June 1998 at 130% of the then current market price if at least $2 million of Series B Preferred remains outstanding. The Series B shares accrue a 5% non-cash dividend equivalent in preferred stock per year, convert (within a range) to common stock at a discount to the market price of the common stock, must be converted to common stock within five years. In August 1997, the common shares underlying this convertible preferred stock and warrants were registered with the Securities and Exchange Commission pursuant to registration rights under the Series B stock purchase agreement. The $5.5 million net proceeds after fees is being used for working capital, the acquisition of equipment and general corporate purposes. The market value of the warrants associated with this transaction have been recorded as Warrants and Options in the equity section of the balance sheet.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.
(A)  LIQUIDITY AND CAPITAL RESOURCES

Since the completion of its initial public offering in April 1991, the Company's primary sources of liquidity have consisted of financing from the sale of Common Stock and Convertible Preferred Stock, revenues from marketing and laser access services provided to ophthalmic physicians and leases and notes payable. At July 31, 1997, the Company had $7,187,000 of cash and cash equivalents compared with $3,794,000 at April 30, 1997. At July 31, 1997, the Company had working capital of $5,484,000 compared with working capital of $1,654,000 at April 30, 1997. The ratio of current assets to current liabilities at July 31, 1997 was 1.93 to one, compared to 1.32 to one at April 30, 1997.

Cash Flows from Operating Activities

Net cash used for operating activities was $882,000 for the quarter ended July 31, 1997 compared to $2,030,000 for the quarter ended July 31, 1996. The cash flows used for operating activities during the quarter ended July 31, 1997 and 1996 primarily represent the net loss incurred in this period less depreciation and amortization, plus increases in accounts receivable and prepaid expenses and other current assets partially offset by net increases in current liabilities.

Cash Flows from Investing Activities

Net cash used for investing activities was $844,000 and $3,341,000 during the quarters ended July 31, 1997 and 1996, respectively. Cash used for investing during the quarter ended July 31, 1997 was primarily used to acquire mobile equipment for the expanding U.S. market. During the quarter ended July 31, 1996, cash was primarily used to purchase laser equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $5,119,000 during the quarter ended July 31, 1997. Net cash used in financing activities was $1,914,000 during the quarter ended July 31, 1996. Cash provided by financing during the quarter ended July 31, 1997 was primarily provided by a private placement of preferred stock partially offset by expenses related to the private offering and principal payments under capitalized lease obligations and notes payable. During the quarter ended July 31, 1996, cash was primarily used for principal payments under capitalized lease obligations and notes payable.

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


(B)  RESULTS OF OPERATIONS

QUARTER ENDED JULY 31, 1997 COMPARED TO QUARTER ENDED JULY 31, 1996

The Company has continued to provide excimer laser access to additional sites throughout the U.S.

Revenues

Total revenues of $4,098,000 for the quarter ended July 31, 1997 increased by $2,596,000 from $1,502,000 for the quarter ended July 31, 1996, or an increase of 173%.

Revenues for the Laser Vision Centers division increased to $3,891,000 for the quarter ended July 31, 1997 from $1,139,000 for the quarter ended July 31, 1996. The increase is attributable to higher revenues from U.S. operations of $2,646,000, European operations of $63,000, and Canadian operations of $43,000. The increase in U.S. revenues for the LaserVision Centers division is attributable to the increased number of lasers in operation in an increased number of markets. During the quarter ended July 31, 1997, the Company served over 50 U.S. markets. The increased European revenues are primarily related to increased procedures performed with the European mobile laser and at the Harley Street facility. Canadian revenues increased due to the increased procedures performed with the Canadian MobilExcimer.

Revenues for the MarketVision division declined from $363,000 to $207,000 due to the shift of attention to providing marketing services for the Company's laser centers for which the Company does not record revenue.

Cost of Revenues/Gross Profit (Loss)

Cost of revenues increased to $3,264,000 for the quarter ended July 31, 1997 from $1,339,000 for the quarter ended July 31, 1996. Depreciation in cost of revenue increased to $993,000 from $615,000 in these respective periods due to the increased number of U.S. lasers and mobile equipment partially offset by decreases in depreciation on lasers which were written down to estimated fair market value during the fourth quarter of fiscal 1997.

Other costs of revenues increased to $2,271,000 for the quarter ended July 31, 1997 from $724,000 for the quarter ended July 31, 1996 primarily due to increased costs for U.S. operations, including increased Pillar Point royalties of $892,000, professional medical services of $261,000 and mobile laser operator salaries, travel and set-up related costs of $440,000. This increase, when combined with the revenue increase, resulted in these other costs of revenues increasing from 48% of total revenues for the quarter ended July 31, 1996 to 55% of total revenues for the quarter ended July 31, 1997. The increase in these other costs of revenues as a percentage of revenues is attributable to the change in the revenue mix to greater U.S. revenues which have greater costs of revenue, particularly Pillar Point royalties.

Total gross profit improved from $163,000 for the quarter ended July 31, 1996 to a profit of $834,000 for the quarter ended July 31, 1997. The variable gross profit, excluding depreciation, increased to $1,827,000 from $778,000, primarily due to increased procedures in the U.S.

Operating Expenses

General and administrative expenses decreased by $403,000 from $1,191,000 to $788,000 for the quarters ended July 31, 1996 and 1997, respectively. The decrease is primarily attributable to a one-time write-off of $260,000 of stock offering costs in the quarter ended July 31, 1996, decreased legal fees of $78,000, decreased professional fees of $57,000, decreased training expenses of $41,000, partially offset by an increase of $28,000 in travel related expenses.


Salaries and related expenses increased from $807,000 to $875,000 for the quarters ended July 31, 1996 and 1997, respectively. The increase was due to an increased number of employees to support operations, salary adjustments and the related payroll taxes and fringe benefits.

Depreciation and amortization increased from $98,000 to $168,000 for the quarter ended July 31, 1996 and 1997, respectively. The increase was primarily due to amortization of the managment service contract of $53,000.

Selling and marketing expenses decreased from $449,000 to $353,000 for the quarters ended July 31, 1996 and 1997, respectively. The decrease was primarily due to a decrease of $51,000 in travel related expenses, a decrease of $16,000 in trade show expenses, and a decrease of $10,000 in promotional costs for the Canadian market.

Other Income (Expenses)

Higher interest expense caused the decline to a net $187,000 in other expenses during the quarter ended July 31, 1997 from a net $90,000 in other income during the quarter ended July 31, 1996.

                           PART II-OTHER INFORMATION

Item 1.   Legal Proceedings
                There has been no material change in the status of any litigation from that reported in the Form 10-K for the year ended April 30, 1997, nor has any other material litigation been initiated.

Item 2.   Changes in Securities
                On June 20, 1997, the Company received $6 million, before expenses, as a result of a private placement of the Company's Series B Convertible Preferred Stock with RGC International Investors, LDC. The Preferred Stock is convertible into an indeterminate number of shares of the Company's Common Stock, based upon the future market price of the Common Stock. At the closing, the purchaser also received 100,000 5 year warrants exercisable at $9.3925 per share. If at least $2,000,000 of Preferred Stock remains outstanding on June 20, 1998, the purchaser will receive an additional 100,000 warrants exercisable at 130% of the market price at that time. These additional warrants are redeemable after eighteen (18) months of issuance under certain circumstances. The Company filed a registration statement for the shares of Common Stock underlying the Preferred Stock and warrants on Form S-3 and the Registration Statement was declared effective on August 12, 1997. The Preferred Stock is non-voting (except in regard to issues directly affecting the Preferred Stock as a class). The foregoing is qualified in its entirety by the provisions of the agreements between the Company and RGC International Investors, LDC, which were filed as Exhibits to the Company's report on Form 8-K referred to in Item 6, below, which are incorporated herein by reference.

Item 3.   Defaults upon Senior Securities
                None

Item 4.   Submission of Matters to a Vote of Security Holders
                None

Item 5.   Other Information
                None

Item 6.   Reports on Form 8-K during the period covered by this report:
          On July 1, 1997 the Company filed a Form 8-K related to the issuance of Series B Convertible Preferred Stock set forth in Item 2, above.

Exhibits - None

                                   Signature
Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASER VISION CENTERS, INC.


\s\John J. Klobnak                                   September 12 , 1997
------------------------------------                 -------------------
John J. Klobnak                                             Date
Chairman of the Board and Chief Executive Officer



\s\B. Charles Bono, III                              September 12, 1997
------------------------------------                 -------------------
B. Charles Bono                                             Date
Chief Financial Officer