Form 10-Q
period 1997-10-31
LASER VISION CENTERS INC
filed 1997-12-04
CIK 861875

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


      X-QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE SECURITIES
              EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                                OCTOBER 31, 1997


                         Commission file number 1-10629

                           LASER VISION CENTERS, INC.
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

Common Stock outstanding as of November 28, 1997 - 9,283,070 shares.

                           LASER VISION CENTERS, INC.
             FORM 10-Q FOR QUARTERLY PERIOD ENDED OCTOBER 31, 1997
                                     INDEX



PART OR ITEM                                                                           PAGE

Part I.  FINANCIAL STATEMENTS

Item 1.  Interim Consolidated Financial Statements

         Consolidated Balance Sheet  - October 31, 1997 and April 30, 1997 .............3-4

         Consolidated Statement of Operations - Three months and six months ended October 31, 1997 ..........................................................5

         Consolidated Statement of Cash Flow - Six months
         ended October 31, 1997 and  1996 ..............................................6-7

         Consolidated Statement of Changes in Stockholders' Equity - Six months ended October 31, 1997 ..........................................................8

         Notes to Interim Consolidated Financial Statements ...........................9-10

Item 2.  Management's Discussion and Analysis of

         Financial Condition and Results of Operations

         Liquidity and Capital Resources .............................................10-11

         Results of Operations .......................................................11-14

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings ..............................................................15

Item 2.  Changes in Securities ..........................................................15

Item 3.  Defaults upon Senior Securities ................................................15

Item 4.  Submission of Matters to a
         Vote of Security Holders .......................................................15

Item 5.  Other Information ..............................................................15

Item 6.  Reports on Form 8-K ............................................................15

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
-------------------------------------------

                                                           (UNAUDITED)
                                                            October 31,     April 30,
                                                               1997            1997
CURRENT ASSETS
--------------
      Cash and cash equivalents                            $ 7,675,000     $ 3,794,000
      Restricted cash                                          411,000         461,000
      Receivables, net of allowances of
       $469,000 and $360,000, respectively                   3,047,000       1,719,000
      Prepaid expenses and
       other current assets                                  1,682,000         915,000
                                                           -----------     -----------

                                Total Current Assets        12,815,000       6,889,000

EQUIPMENT
---------
      Laser equipment                                       13,926,000      12,617,000
      Medical Equipment                                        762,000         750,000
      Mobile equipment                                       2,691,000       1,599,000
      Furniture and fixtures                                 1,381,000       1,316,000
      -Accumulated depreciation                             (5,896,000)     (3,799,000)
                                                           -----------     -----------

                                Total Equipment, Net        12,864,000      12,483,000

OTHER ASSETS
------------
      Restricted cash                                        1,136,000       1,239,000
      Goodwill, net                                            757,000         836,000
      Tradename and service mark costs, net                    126,000         136,000
      Deferred contract rights                               1,655,000       1,238,000
      Rent deposits and other, net                              61,000          49,000
                                                           -----------     -----------

                                Total Other Assets           3,735,000       3,498,000
                                                           -----------     -----------

                                       Total Assets        $29,414,000     $22,870,000
                                                           ===========     ===========




See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
-------------------------------------------


                                                               (UNAUDITED)
                                                                October 31,    April 30,
                                                                  1997            1997
CURRENT LIABILITIES
-------------------
      Current portion of notes payable                        $ 1,501,000      $ 1,003,000
      Current portion of capitalized
       lease obligations                                          783,000          690,000
      Accounts payable                                          3,110,000        2,078,000
      Accrued compensation                                        532,000          616,000
      Other accrued liabilities                                   979,000          848,000
                                                              -----------      -----------

                                Total Current Liabilities       6,905,000        5,235,000

NON-CURRENT LIABILITIES
-----------------------
      Notes payable                                             5,423,000        4,544,000
      Capitalized lease obligations                             1,157,000        1,589,000
      Deferred revenue                                             91,000          134,000
                                                              -----------      -----------
                            Total Non-Current Liabilities       6,671,000        6,267,000

COMMITMENTS AND CONTINGENCIES

COMMON STOCK AND STOCK OPTIONS ISSUED
 FOR CONTRACT RIGHTS                                            1,618,000        1,092,000

STOCKHOLDERS' EQUITY
--------------------
Preferred stock - 6,000 shares
 issued at $1,000 par value, Series B,
 4,500 shares outstanding                                       3,835,000
Common stock, par value of $.01 per
 share, 50,000,000 shares authorized;
 9,282,070 and 8,817,057 shares issued
 and outstanding, respectively                                     93,000           88,000
Warrants and options                                              435,000           36,000
Paid-in capital                                                41,078,000       38,663,000
Accumulated deficit                                           (31,221,000)     (28,511,000)
                                                              -----------      -----------
                                Total Stockholders' Equity     14,220,000       10,276,000
                                                              -----------      -----------

                Total Liabilities and Stockholders' Equity   $29,414,000       $22,870,000
                                                             ===========       ===========



See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
------------------------------------------------

                                                            Three Month Period               Six Month Period
                                                            Ended October 31,                Ended October 31,
                                                            1997         1996                1997         1996

REVENUES                                                 $ 5,224,000   $ 1,928,000        $ 9,321,000      $ 3,430,000
Cost of revenues, depreciation
  and amortization                                         1,077,000       944,000          2,122,000        1,559,000
Cost of revenues, other                                    2,871,000       886,000          5,142,000        1,663,000
                                                         -----------   -----------        -----------      -----------

                        GROSS PROFIT                       1,276,000        98,000          2,057,000          208,000
                                                         -----------   -----------        -----------      -----------

Operating Expenses:
 General and administrative                                  745,000       785,000          1,533,000        1,892,000
 Salaries and related expenses                             1,067,000       815,000          1,941,000        1,622,000
 Depreciation and amortization                               134,000       109,000            250,000          208,000
 Selling and marketing expenses                              363,000       520,000            716,000          991,000
                                                         -----------   -----------        -----------      -----------

                                                           2,309,000     2,229,000          4,440,000        4,713,000
                                                         -----------   -----------        -----------      -----------

                        LOSS FROM OPERATIONS              (1,033,000)   (2,131,000)        (2,383,000)      (4,505,000)
Other income (expenses)
 Interest and other income                                    89,000        57,000            144,000          163,000
 Interest expense                                           (229,000)     (117,000)          (471,000)        (189,000)
 Minority interest in net loss
  of subsidiary                                                             55,000                             103,000
                                                         -----------   -----------        -----------      -----------

                                NET LOSS                 ($1,173,000)  ($2,136,000)       ($2,710,000)     ($4,428,000)
                                                         ===========   ===========        ===========      ===========

                        NET LOSS PER SHARE                    ($0.14)       ($0.25)            ($0.31)          ($0.57)
                                                         ===========   ===========        ===========      ===========

Weighted average number of
 common shares outstanding                                 9,044,000     8,537,000          8,933,000        8,035,000
                                                         ===========   ===========        ===========      ===========

See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES                               Six Month Period
CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)                           Ended October 31,
-----------------------------------------------
                                                                        1997              1996
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
 Net loss                                                            ($2,710,000)    ($4,428,000)
 Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization                                  2,372,000       1,767,000
        Compensation paid in common stock,
            options or warrants                                           66,000
        Provision for uncollectible accounts                             109,000         108,000
        Receivables increase                                          (1,437,000)       (371,000)
        Prepaid expenses and other current asset increase               (767,000)       (163,000)
        Minority interests decrease                                                     (103,000)
        Accounts payable and accrued
          liabilities increase                                         1,080,000         198,000
        Deferred revenue decrease                                        (43,000)        (49,000)
                                                                     -----------     -----------
 Net cash used in operating activities                                (1,330,000)     (3,041,000)

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
 Acquisition of equipment                                             (2,553,000)     (3,844,000)
 Acquisition of goodwill                                                                (206,000)
 Other, net                                                              (14,000)         22,000
                                                                     -----------     -----------
Net cash used in investing activities                                 (2,567,000)     (4,028,000)

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Proceeds from private offering, preferred                              6,000,000
Private placement offering costs, preferred                             (513,000)
Return of restricted cash                                                153,000
Proceeds from exercise of stock options                                  284,000          60,000
Proceeds from exercise of Class C and
 Class E warrants                                                        111,000
Proceeds from exercise of other warrants                                 706,000
Principal payments under capitalized
 lease obligations and notes payable                                    (826,000)     (2,109,000)
Proceeds from loan financings                                          1,863,000       2,573,000
                                                                     -----------     -----------
Net cash provided by financing activities                              7,778,000         524,000
                                                                     -----------     -----------
                NET INCREASE (DECREASE) IN CASH
                        AND CASH EQUIVALENTS                           3,881,000      (6,545,000)

Cash and cash equivalents at beginning of period                       3,794,000      12,672,000
                                                                     -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 7,675,000     $ 6,127,000
                                                                     ===========     ===========

LASER VISION CENTERS, INC. AND SUBSIDIARIES                                  Six Month Period
CONSOLIDATED STATEMENT OF CASH FLOW                                          Ended October 31,
-------------------------------------------                                1997             1996
Non-cash investing and financing:
---------------------------------
   Conversion of preferred stock to common stock,
    accrual of preferred dividends, and value
    assigned to warrants                                               $1,652,000        $14,539,000
   Adjustment of value of common stock and
     stock options issued for contract rights                             526,000
   Equipment deposits and assets held for sale
    exchanged for equipment                                                                2,693,000
   Restricted cash acquired through financing                                              1,650,000
   Capital lease obligations related to laser purchases                                      617,000
   Increase in other liabilities for laser purchase                                          300,000
   Common stock issued to acquire goodwill and
    reduce liabilities                                                                       200,000


See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
---------------------------------------------------------------------



                                                    COMMON STOCK
                                                   $.01 PAR VALUE
                                                                        PAID-IN     WARRANTS AND   ACCUMULATED   TOTAL SHAREHOLDERS'
                               PREFERRED STOCK    SHARES     AMOUNT     CAPITAL       OPTIONS        DEFICIT           EQUITY
Balance - April 30, 1997          $ -            8,817,057   $88,000  $38,663,000      $ 36,000    ($28,511,000)      $10,276,000
Issuance of Preferred Stock         5,125,000                                           362,000                         5,487,000
Exercise of incentive options                       61,800     1,000      283,000                                         284,000
Exercise of non-qualified
warrants                                           140,700     2,000      704,000                                         706,000
Exercise of Class E and
Class C warrants                                    24,208                111,000                                         111,000
Dividends accrued on
convertible preferred stock            99,000                             (99,000)                                              -
Conversion of preferred stock      (1,389,000)     234,464     2,000    1,387,000                                               -
Warrants and Options                                                                     37,000                            37,000
Shares issued to 401(k) plan
for employees                                        3,841                 29,000                                          29,000
Net loss for the six month
period ending October 31,
1997                                                                                                 (2,710,000)       (2,710,000)
                                  -----------  -----------   -------  -----------      --------    ------------       -----------
Balance - October 31, 1997        $ 3,835,000  $ 9,282,070   $93,000  $ 41,078,00      $435,000    ($31,221,000)      $14,220,000
                                  ===========  ===========   =======  ===========      ========    ============       ===========

See notes to interim consolidated financial statements

     LASER VISION CENTERS, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 1997
                                  (Unaudited)

Item 1.
1. The information contained in the interim consolidated financial statements and footnotes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and related notes thereto contained in the April 30, 1997 Annual Report on Form 10-K filed by Laser Vision Centers, Inc. (the "Company") with the Securities and Exchange Commission. The unaudited interim consolidated financial statements as of October 31, 1997 and October 31, 1996, and for the quarterly and six month periods then ended, include all normal recurring adjustments which management considers necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. The interim consolidated financial statements include the accounts and transactions of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. The October 31, 1997 six month consolidated statements of operations include certain reclassifications to conform with classifications for the three month period ended October 31, 1997.

The net loss per share was computed using the weighted average number of common shares outstanding during each period. Common stock equivalents were excluded due to their anti-dilutive effect. The loss per common share for the six months ended October 31, 1997 and for the quarter ended October 31, 1997, reflects $99,000 and $66,000, respectively, of accrued dividends on the Series B Convertible Preferred Stock. The loss per common share for the six months ended October 31, 1996 and for the quarter ended October 31, 1996 reflects $126,000 and $21,000, respectively, of accrued dividends on Convertible Preferred Stock with Mandatory Redemption in 2005.

2. In June 1997, the Company completed a $6 million private placement, before expenses, of 6,000 shares of Series B Convertible Preferred Stock with $1,000 stated value per share, and 100,000 vested warrants with an exercise price of $9.39 per warrant, 130% of the average market price. An additional 100,000 warrants may be issued in June 1998 at 130% of the then current market price if at least $2 million of Series B Preferred remains outstanding. The Series B shares accrue a 5% non-cash dividend equivalent in preferred stock per year, convert (within a range) to common stock at a discount to the market price of the common stock and must be converted to common stock within five years. In August 1997, the common shares underlying this convertible preferred stock and warrants were registered with the Securities and Exchange Commission pursuant to registration rights under the Series B stock purchase agreement. The $5.5 million net proceeds after fees is being used for working capital, the acquisition of equipment and general corporate purposes. The market value of the warrants associated with this transaction have been recorded as Warrants and Options in the equity section of the balance sheet. In September 1997, 1,500 shares of Series B Convertible Preferred Stock and the related accrued dividends were converted to 234,464 shares of common stock.

3. In September, 1997 the Company borrowed $1,050,000 at 11.3% with a term of four years to finance the acquisition of lasers and mobile equipment. The debt is collateralized by the same equipment.

4. In October, 1997 the Company borrowed $813,000 from the lender which provided financing in March 1997. Under the March 1997 debt agreement, the lender had the right to increase the percentage funded by the loan under similar financial terms. This debt bears interest at 13.6% with a term of four years.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.
(A) LIQUIDITY AND CAPITAL RESOURCES

Since the completion of its initial public offering in April 1991, the Company's primary sources of liquidity have consisted of financing from the sale of Common Stock and Convertible Preferred Stock, revenues from marketing and laser access services provided to ophthalmologists, loans and leases. At October 31, 1997, the Company had $7,675,000 of cash and cash equivalents compared with $3,794,000 at April 30, 1997. At October 31, 1997, the Company had working capital of $5,910,000 compared with working capital of $1,654,000 at April 30, 1997. The ratio of current assets to current liabilities at October 31, 1997 was 1.86 to one, compared to 1.32 to one at April 30, 1997.

Cash Flows from Operating Activities

Net cash used for operating activities was $1,330,000 for the six months ended October 31, 1997 compared to $3,041,000 for the six months ended October 31, 1996. The cash flows used for operating activities during the six months ended October 31, 1997 and 1996 primarily represent the net loss incurred in this period less depreciation and amortization plus increases in accounts receivable and prepaid expenses and other current assets partially offset by net increases in current liabilities. During the quarter ended October 31, 1997, depreciation and amortization represented 103% of the net loss for the quarter.

Cash Flows from Investing Activities

Net cash used for investing activities was $2,567,000 and $4,028,000 during the six months ended October 31, 1997 and 1996, respectively. Cash used for investing during the six months ended October 31, 1997 and 1996 was used to acquire equipment for the expanding U.S. market.

Cash Flows from Financing Activities

Net cash provided by financing activities was $7,778,000 and $524,000 during the six months ended October 31, 1997 and 1996, respectively. Cash provided by financing during the six months ended October 31, 1997 was primarily provided by a private placement of preferred stock, proceeds from exercise of stock options and warrants, and proceeds from loan financing, partially offset by principal payments under capitalized lease obligations and notes payable. Loan proceeds, offset by lease payments, was the primary source of cash provided by financing during the six months ended October 31, 1996.

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

(B) RESULTS OF OPERATIONS

QUARTER ENDED OCTOBER 31, 1997 COMPARED TO QUARTER ENDED OCTOBER 31, 1996

The Company has continued to provide excimer laser access to additional sites throughout the U.S.

Revenues

Total revenues of $5,224,000 for the quarter ended October 31, 1997 increased by $3,296,000 from $1,928,000 for the quarter ended October 31, 1996, or an increase of 171%.

Revenues for the LaserVision Centers division increased to $5,106,000 for the quarter ended October 31, 1997 from $1,617,000 for the quarter ended October 31, 1996. The increase is attributable to higher revenues from U.S. operations of $3.6 million partially offset by a decrease in Canadian and European revenues totaling $108,000. The increase in U.S. revenues for the LaserVision Centers division is attributable to the increased number of lasers in operation in an increased number of markets. During the quarter ended October 31, 1997 the Company served over 75 U.S. markets.

Revenues for the MarketVision division declined from $310,000 to $118,000 due to the shift of attention to providing marketing services for the Company's laser centers for which the Company does not record revenue.


Cost of Revenues/Gross Profit

Cost of revenues increased to $3,948,000 for the quarter ended October 31, 1997 from $1,830,000 for the quarter ended October 31, 1996. Depreciation in cost of revenue increased to $1,077,000 from

$944,000 in these respective periods due to the increased number of lasers and mobile equipment in the U.S. partially offset by decreases in depreciation on lasers which were written down to estimated fair market value during the fourth quarter of fiscal 1997.

Other costs of revenues increased to $2,871,000 for the quarter ended October 31, 1997 from $886,000 for the quarter ended October 31, 1996 due to increased costs, including Pillar Point royalties of $1,266,000, professional medical services of $249,000 and mobile laser operator salaries, travel and set-up related costs of $605,000. These increases were partially offset by decreases in costs of revenue for MarketVision of $97,000. The net increase, when combined with the revenue increase, resulted in these other costs of revenues increasing from 46% of total revenues for the quarter ended October 31, 1996 to 55% of total revenues for the quarter ended October 31, 1997. The increase in these other costs of revenues as a percentage of revenues is attributable to the change in the revenue mix to greater U.S. revenues which have greater costs of revenue, particularly Pillar Point royalties.

Total gross profit improved from $98,000 for the quarter ended October 31, 1996 to a profit of $1,276,000 for the quarter ended October 31, 1997. The variable gross profit, excluding depreciation, increased to $2,353,000 from $1,042,000, primarily due to increased procedures in the U.S.

Operating Expenses

General and administrative expenses decreased from $785,000 to $745,000 for the quarters ended October 31, 1996 and 1997, respectively. The decrease is primarily attributable to a decrease of $130,000 in legal fees associated with tradename issues offset by increases in rent, telephone and other office expenses of $82,000.

Salaries and related expenses increased from $815,000 to $1,067,000 for the quarters ended October 31, 1996 and 1997, respectively. The increase was due to an increased number of employees to support operations, salary adjustments and the related payroll taxes and fringe benefits.

Depreciation and amortization increased from $109,000 to $134,000 for the quarter ended October 31, 1996 and 1997, respectively. The increase was primarily due to amortization of goodwill associated with the Harley Street purchase and increased depreciation for the corporate office.

Selling and marketing expenses decreased from $520,000 to $363,000 for the quarters ended October 31, 1996 and 1997, respectively. The decrease was primarily due to decreased media advertising of $92,000 and a decrease of $39,000 in travel costs.

Other Income (Expenses)

Higher interest expense caused the decline to a net $140,000 in other expenses during the quarter ended October 31, 1997 from a net $5,000 in other expenses during the quarter ended October 31, 1996.

SIX MONTHS ENDED OCTOBER 31, 1997 COMPARED TO SIX MONTHS ENDED OCTOBER 31, 1996

Revenues

Total revenues of $9,321,000 for the six months ended October 31, 1997 increased by $5,891,000 from $3,430,000 for the six months ended October 31, 1996, or an increase of 172%.

Revenues for the LaserVision Centers division increased to $8,997,000 for the six months ended October 31, 1997 from $2,759,000 for the six months ended October 31, 1996. The increase is attributable to higher revenues from European operations of $39,000 and from U.S. operations of $6.2 million partially offset by a decrease in Canadian revenues of $46,000. The increase in U.S. revenues for the LaserVision Centers division is attributable to the increased number of lasers in operation in an increased number of markets.

Revenues for the MarketVision division declined from $671,000 to $324,000 due to the shift of attention to providing marketing services for the Company's laser centers for which the Company does not record revenue.

Cost of Revenues/Gross Profit

Cost of revenues increased to $7,264,000 for the six months ended October 31, 1997 from $3,222,000 for the six months ended October 31, 1996. Depreciation in cost of revenue increased to $2,122,000 from $1,559,000 in these respective periods due to the increased lasers and mobile equipment in the U.S. partially offset by decreases in depreciation on lasers which were written down to estimated fair market value during the fourth quarter of fiscal 1997.

Other costs of revenues increased to $5,142,000 for the six months ended October 31, 1997 from $1,663,000 for the six months ended October 31, 1996 due to increased costs, including Pillar Point royalties of $2,159,000, professional medical services of $515,000 and mobile laser operator salaries, travel and set-up related costs of $1,054,000. These increases were partially offset by decreases in costs of revenue for Market Vision of $178,000. The net increase, when combined with the revenue increase, resulted in these other costs of revenues increasing from 48% of total revenues for the six months ended October 31, 1996 to 55% of total revenues for the six months ended October 31, 1997. The increase in these other costs of revenues as a percentage of revenues is attributable to the change in the revenue mix to greater U.S. revenues which have greater costs of revenue, particularly Pillar Point royalties.

Total gross profit improved from $208,000 for the six months ended October 31, 1996 to $2,057,000 for the six months ended October 31, 1997. The variable gross profit, excluding depreciation, increased to $4,179,000 from $1,767,000, primarily due to increased laser procedures in the U.S.

Operating Expenses

General and administrative expenses decreased from $1,892,000 to $1,533,000 for the six month periods ended October 31, 1996 and 1997, respectively. The decrease is primarily attributable to a one-time write-off of $260,000 of stock offering costs in the quarter ended July 31, 1996, a decrease of $200,000 in legal fees associated with tradename issues, offset by increases in rent, telephone and other office expenses of $100,000.

Salaries and related expenses increased from $1,622,000 to $1,941,000 for the six month periods ended October 31, 1996 and 1997, respectively. The increase was due to an increased number of employees to support operations, salary adjustments and the related payroll taxes and fringe benefits.

Depreciation and amortization increased from $208,000 to $250,000 for the six month periods ended October 31, 1996 and 1997, respectively. The increase was primarily due to an increase in amortization of goodwill associated with acquisitions of Harley Street and increased depreciation for the home office.

Selling and marketing expenses decreased from $991,000 to $716,000 for the six month periods ended October 31, 1996 and 1997, respectively. The decrease was primarily due to decreased marketing programs of $132,000 and decreased travel costs of $124,000.

Other Income (Expenses)

Higher interest expense caused the decline to a net $327,000 other expenses during the six months ended October 31, 1997, from a net $77,000 in other income during the six months ended October 31, 1996.

                           PART II-OTHER INFORMATION

Item 1. Legal Proceedings
     There has been no material change in the status of any litigation from that reported in the Form 10-K for the year ended April 30, 1997, nor has any other material litigation been initiated.


Item 2.  Changes in Securities
                None.

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

LASER VISION CENTERS, INC.



\s\John J. Klobnak                              December 4 , 1997
-------------------------                       -----------------
John J. Klobnak                                         Date
Chairman of the Board and Chief Executive Officer



\s\B. Charles Bono, III                         December 4, 1997
-------------------------                       ----------------
B. Charles Bono Date                                    Date
Chief Financial Officer