Form 10-Q
period 1998-01-31
LASER VISION CENTERS INC
filed 1998-03-06
CIK 861875

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


      X-QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE SECURITIES
               EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                                JANUARY 31, 1998


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

         540 Maryville Centre Dr., Suite 200, St. Louis, Missouri 63141
         --------------------------------------------------------------
                    (Address of principal executive offices)


                                  (314)434-6900
                                  -------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock outstanding as of February 27, 1998 - 9,536,895 shares.

                           LASER VISION CENTERS, INC.
              FORM 10-Q FOR QUARTERLY PERIOD ENDED JANUARY 31, 1998
                                      INDEX


         PART OR ITEM                                                     PAGE

Part I. FINANCIAL STATEMENTS

Item 1.  Interim Consolidated Financial Statements

         Consolidated Balance Sheet  - January 31, 1998 and
         April 30, 1997....................................................3-4

         Consolidated Statement of Operations - Three month and
         nine month periods ended January 31, 1998 and 1997..................5

         Consolidated Statement of Cash Flow - Nine month period
         ended January 31, 1998 and 1997...................................6-7

         Consolidated Statement of Changes in Stockholders'
         Equity - Nine month period ended January 31, 1998...................8

         Notes to Interim Consolidated Financial Statements...............9-10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

         Liquidity and Capital Resources.................................10-11

         Results of Operations...........................................11-14

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings..................................................15

Item 2.  Changes in Securities..............................................15

Item 3.  Defaults upon Senior Securities....................................15

Item 4.  Submission of Matters to a
         Vote of Security Holders...........................................15

Item 5.  Other Information..................................................15

Item 6.  Reports on Form 8-K................................................15

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
-------------------------------------------

                                                        (UNAUDITED)
                                                        JANUARY 31,      April 30,
                                                              1998           1997

CURRENT ASSETS
--------------
   Cash and cash equivalents                          $  7,203,000     $  3,794,000
   Restricted cash                                         438,000          461,000
   Receivables, net of allowances of
     $475,000 and $360,000, respectively                 3,369,000        1,719,000
   Prepaid expenses and
     other current assets                                1,584,000          915,000
                                                      ------------     ------------

                              Total Current Assets      12,594,000        6,889,000

EQUIPMENT
---------
   Laser equipment                                      14,855,000       12,617,000
   Medical Equipment                                       757,000          750,000
   Mobile equipment                                      3,071,000        1,599,000
   Furniture and fixtures                                1,346,000        1,316,000
   -Accumulated depreciation                            (6,968,000)      (3,799,000)
                                                      ------------     ------------

                              Total Equipment, Net      13,061,000       12,483,000

OTHER ASSETS
------------
   Restricted cash                                       1,136,000        1,239,000
   Goodwill, net                                           717,000          836,000
   Tradename and service mark costs, net                   125,000          136,000
   Deferred contract rights                              1,300,000        1,238,000
   Rent deposits and other, net                             60,000           49,000
                                                      ------------     ------------

                              Total Other Assets         3,338,000        3,498,000
                                                      ------------     ------------

                                      Total Assets    $ 28,993,000     $ 22,870,000
                                                      ============     ============


See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET


                                                                       (UNAUDITED)
                                                                       JANUARY 31,           April 30,
                                                                            1998             1997
CURRENT LIABILITIES
   Current portion of notes payable                                     $  1,929,000     $  1,003,000
   Current portion of capitalized
     lease obligations                                                       810,000          690,000
   Accounts payable                                                        2,647,000        2,078,000
   Accrued compensation                                                      839,000          616,000
   Other accrued liabilities                                               1,162,000          848,000
                                                                        ------------     ------------

                              Total Current Liabilities                    7,387,000        5,235,000

NON-CURRENT LIABILITIES
   Notes payable                                                           5,553,000        4,544,000
   Capitalized lease obligations                                             944,000        1,589,000
   Deferred revenue                                                           91,000          134,000
                                                                        ------------     ------------
                     Total Non-Current Liabilities                         6,588,000        6,267,000

COMMITMENTS AND CONTINGENCIES

COMMON STOCK AND STOCK OPTIONS ISSUED
  FOR CONTRACT RIGHTS                                                      1,310,000        1,092,000

STOCKHOLDERS' EQUITY
   Preferred stock - 6,000 shares
      issued at $1,000 par value, Series B
      4,500 shares outstanding                                             3,891,000
   Common stock, par value of $.01 per
      share, 50,000,000 shares authorized;
      9,326,058 and 8,817,057 shares issued
      and outstanding, respectively                                           93,000           88,000
   Warrants and options                                                      603,000           36,000
   Paid-in capital                                                        41,255,000       38,663,000
   Accumulated deficit                                                   (32,134,000)     (28,511,000)
                                                                        ------------     ------------
                              Total Stockholders' Equity                  13,708,000       10,276,000
                                                                        ------------     ------------

            Total Liabilities and Stockholders' Equity                  $ 28,993,000     $ 22,870,000
                                                                        ============     ============


See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
------------------------------------------------

                                                  Three Month Period            Nine Month Period
                                                  Ended January 31,             Ended January 31,
                                                   1998        1997             1998        1997

REVENUES                                        $ 6,345,000    $ 2,009,000    $ 15,666,000    $ 5,439,000
Cost of revenues, depreciation
     and amortization                             1,102,000        932,000       3,224,000      2,491,000
Cost of revenues, other                           3,366,000        959,000       8,508,000      2,622,000
                                                -----------    -----------    ------------    -----------

                   GROSS PROFIT                   1,877,000        118,000       3,934,000        326,000
                                                -----------    -----------    ------------    -----------

Operating Expenses:
   General and administrative                     1,009,000      1,052,000       2,542,000      2,944,000
   Salaries and related expenses                  1,192,000        791,000       3,133,000      2,413,000
   Depreciation and amortization                    126,000        113,000         376,000        321,000
   Selling and marketing expenses                   311,000        365,000       1,027,000      1,356,000
                                                -----------    -----------    ------------    -----------

                                                  2,638,000      2,321,000       7,078,000      7,034,000
                                                -----------    -----------    ------------    -----------

               LOSS FROM OPERATIONS                (761,000)    (2,203,000)     (3,144,000)    (6,708,000)
Other income (expenses)
   Interest and other income                        113,000         64,000         257,000        227,000
   Interest expense                                (265,000)      (194,000)       (736,000)      (383,000)
   Minority interest in net loss
      of subsidiary
                                                                                                  103,000
                                                -----------    -----------    ------------    -----------

                           NET LOSS               ($913,000)   ($2,333,000)    ($3,623,000)   ($6,761,000)
                                                ===========    ===========    ============    ===========

         BASIC AND DILUTED NET LOSS PER SHARE        ($0.10)        ($0.26)         ($0.42)        ($0.83)
                                                ===========    ===========    ============    ===========

Weighted average number of
   common shares outstanding -
    basic and diluted                             9,301,000      8,811,000       9,055,000      8,294,000
                                                ===========    ===========    ============    ===========

See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES                          Nine Month Period
CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)                      Ended January 31,
-----------------------------------------------                     1998            1997

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
   Net loss                                                     ($3,623,000)    ($6,761,000)
   Adjustments to reconcile net loss to net cash
         used in operating activities:
            Depreciation and amortization                         3,600,000       2,812,000
            Compensation paid in common stock,
                  options or warrants                               249,000
            Provision for uncollectible accounts                    115,000         (23,000)
            Receivables increase                                 (1,765,000)       (572,000)
            Prepaid expenses and other current asset increase      (669,000)       (253,000)
            Minority interests decrease                                            (103,000)
            Accounts payable and accrued
                liabilities increase (decrease)                   1,107,000        (186,000)
            Deferred revenue decrease                               (43,000)        (64,000)
                                                                -----------    ------------
   Net cash used in operating activities                         (1,029,000)     (5,150,000)

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
   Acquisition of equipment                                      (2,960,000)     (3,291,000)
   Acquisition of goodwill                                                         (206,000)
   Other                                                            (18,000)       (169,000)
                                                                -----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Proceeds from private offering, preferred                         6,000,000
Private placement offering costs, preferred                        (513,000)
Return of restricted cash                                           126,000
Proceeds from exercise of stock options                             320,000         107,000
Proceeds from exercise of Class C, D and
  E warrants                                                        294,000
Proceeds from exercise of other warrants                            705,000
Principal payments under capitalized
   lease obligations and notes payable                           (1,379,000)     (2,381,000)
Proceeds from loan financing                                      1,863,000       2,573,000
                                                                -----------    ------------
Net cash provided by financing activities                         7,416,000         299,000
                                                                -----------    ------------
                  NET INCREASE (DECREASE) IN CASH
                           AND CASH EQUIVALENTS                   3,409,000      (8,517,000)

Cash and cash equivalents at beginning of period                  3,794,000      12,672,000
                                                                -----------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 7,203,000    $  4,155,000
                                                                ===========    ============

LASER VISION CENTERS, INC. AND SUBSIDIARIES              Nine Month Period
CONSOLIDATED STATEMENT OF CASH FLOW                      Ended January 31,
-------------------------------------------           1998           1997

Non-cash investing and financing:
---------------------------------
   Conversion of preferred stock, accrual of
      preferred dividends, and value assigned
      to warrants                                 $1,596,000   $14,539,000
   Capital lease obligations and notes payable
      related to laser and equipment purchases       925,000     1,044,000
   Adjustment of value of common stock and
       stock options issued for contract rights      218,000
   Equipment deposits and assets held for sale
      exchanged for equipment                                    2,965,000
   Restricted cash acquired through financing                    1,650,000
   Common stock issued to acquire goodwill and
      reduce liabilities                                           200,000

See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
---------------------------------------------------------------------

                                                       COMMON STOCK
                                                       $.01 PAR VALUE
                                                                          PAID-IN     WARRANTS AND  ACCUMULATE  TOTAL SHAREHOLDERS'
                               PREFERRED STOCK   SHARES       AMOUNT      CAPITAL       OPTIONS      DEFICIT          EQUITY

Balance - April 30, 1997       $            -    8,817,057   $88,000   $ 38,663,000    $ 36,000   ($28,511,000)   $ 10,276,000

Issuance of Preferred Stock         5,125,000                                           362,000                      5,487,000

Exercise of incentive options                       67,300     1,000        319,000                                    320,000

Exercise of non-qualified
warrants                                           140,700     1,000        704,000                                    705,000

Exercise of Class C, D and
E warrants                                          60,573     1,000        293,000                                    294,000

Dividends accrued on
convertible preferred stock           155,000                              (155,000)                                         -

Conversion of preferred stock      (1,389,000)     234,464     2,000      1,387,000                                          -

Warrants and Options                                                                    205,000                        205,000

Shares issued to 401(k) plan
for employees                                        5,964                   44,000                                     44,000

Net loss for the nine month
period ended January 31, 1998                                                                       (3,623,000)     (3,623,000)
                               -----------       ---------  --------   ------------    --------   ------------    ------------
Balance - January 31, 1998     $ 3,891,000       9,326,058  $ 93,000   $ 41,255,000    $603,000   ($32,134,000)   $ 13,708,000
                               ===========       =========  ========   ============    ========   ============    ============


See notes to interim consolidated financial statements

                   LASER VISION CENTERS, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 31, 1998
                                   (Unaudited)

Item 1.
1. The information contained in the interim consolidated financial statements and footnotes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and related notes thereto contained in the April 30, 1997 Annual Report on Form 10-K filed by Laser Vision Centers, Inc. (the "Company") with the Securities and Exchange Commission. The unaudited interim consolidated financial statements as of January 31, 1998 and January 31, 1997, and for the quarterly and nine month periods then ended, include all normal recurring adjustments which management considers necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. The interim consolidated financial statements include the accounts and transactions of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

The net loss per share was computed using the weighted average number of common shares outstanding during each period. The loss per common share for the nine months ended January 31, 1998 and for the quarter ended January 31, 1998, reflects $155,000 and $56,000, respectively, of accrued dividends on the Series B Convertible Preferred Stock. The loss per common share for the nine months ended January 31, 1997, reflects $126,000 of accrued dividends on Convertible Preferred Stock with Mandatory Redemption in 2005.

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" effective in the quarter ended January 31, 1998. Basic and diluted earnings per share are the same due to the anti-dilutive effect of common stock equivalents since the Company is in a loss position. Common stock equivalents include options and warrants. These common stock equivalents would be dilutive if the Company were reporting net income.

2. In June 1997, the Company completed a $6 million private placement, before expenses, of 6,000 shares of Series B Convertible Preferred Stock with $1,000 stated value per share, and 100,000 vested warrants with an exercise price of $9.39 per warrant, 130% of the average market price. An additional 100,000 warrants may be issued in June 1998 at 130% of the then current market price if at least $2 million of Series B Preferred remains outstanding. The Series B shares accrue a 5% non-cash dividend equivalent in preferred stock per year, convert (within a range) to common stock at a discount to the market price of the common stock and must be converted to common stock within five years. In August 1997, the common shares underlying this convertible preferred stock and warrants were registered with the Securities and Exchange Commission pursuant to registration rights under the Series B stock purchase agreement. The $5.5 million net proceeds after fees is being used for working capital, the acquisition of equipment and general corporate purposes. The market value of the warrants associated with this transaction have been recorded as Warrants and Options in the equity section of the balance sheet. In September 1997, 1,500 shares of Series B Convertible Preferred Stock and the related accrued dividends were converted to 234,464 shares of common stock. In February 1998, 1,250 shares of Series B Convertible Preferred Stock and the related accrued dividends were converted to 210,837 shares of common stock. As of February 27, 1998, 3,250 shares of Series B Convertible Preferred Stock were outstanding.

3. In September, 1997 the Company borrowed $1,050,000 at 11.3% with a term of four years to finance the acquisition of lasers and mobile equipment. The debt is collateralized by the same equipment. In October, 1997 the Company borrowed $813,000 from the lender which provided financing in March 1997. Under the March 1997 debt agreement, the lender had the right to increase the percentage funded by the loan under similar financial terms. This debt bears interest at 13.6% with a term of four years. In January, 1998 the Company borrowed a total of $925,000 at rates ranging from 5.8% to 9.5% and with terms ranging from two to three years to finance the acquisition of lasers and medical equipment.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.
(A)      LIQUIDITY AND CAPITAL RESOURCES

Since the completion of its initial public offering in April 1991, the Company's primary sources of liquidity have consisted of financing from the sale of Common Stock and Convertible Preferred Stock, revenues from laser access services and marketing provided to ophthalmologists, equipment loans and equipment leases. At January 31, 1998, the Company had $7,203,000 of cash and cash equivalents compared with $3,794,000 at April 30, 1997. At January 31, 1998, the Company had working capital of $5,207,000 compared with working capital of $1,654,000 at April 30, 1997. The ratio of current assets to current liabilities at January 31, 1998 was 1.70 to one, compared to 1.32 to one at April 30, 1997.

Cash Flows from Operating Activities

Net cash used for operating activities was $1,029,000 for the nine months ended January 31, 1998 compared to $5,150,000 for the nine months ended January 31, 1997. The cash flows used for operating activities during the nine months ended January 31, 1998 primarily represents the net loss incurred in this period less depreciation and amortization plus increases in accounts receivable and prepaid expenses and other current assets partially offset by net increases in current liabilities. The cash flows used for operating activities during the nine months ended January 31, 1997 primarily represents the net loss incurred in this period less depreciation and amortization plus a decrease in accounts payable and accrued liabilities and increases in accounts receivable, and prepaid expenses and other current assets.

During the quarter ended January 31, 1998, depreciation and amortization represented 135% of the net loss for the quarter.

Cash Flows from Investing Activities

Net cash used for investing activities was $2,978,000 and $3,666,000 during the nine months ended January 31, 1998 and 1997, respectively. Cash used for investing during the nine months ended January 31, 1998 and 1997 was primarily used to acquire equipment for the expanding U.S. market.

Cash Flows from Financing Activities

Net cash provided by financing activities was $7,416,000 and $299,000 during the nine months ended January 31, 1998 and 1997, respectively. Cash provided by financing during the nine months ended January 31, 1998 was primarily provided by a private placement of preferred stock, proceeds from exercise of stock options and warrants, and proceeds from loan financing, partially offset by principal payments under capitalized lease obligations and notes payable. Loan proceeds, offset by lease payments, were the primary source of cash provided by financing during the nine months ended January 31, 1997.

The Company expects to continue to fund future operations from existing cash and cash equivalents, revenues received from providing laser access and marketing services, the exercise of stock options and warrants and future financing as required. There can be no assurance that capital will be available when needed or, if available, that the terms for obtaining such funds will be favorable to the Company.

(B)     RESULTS OF OPERATIONS

QUARTER ENDED JANUARY 31, 1998 COMPARED TO QUARTER ENDED JANUARY 31, 1997

The Company has continued to provide excimer laser access to additional sites throughout the U.S.

Revenues

Total revenues of $6,345,000 for the quarter ended January 31, 1998 increased by $4,336,000 from $2,009,000 for the quarter ended January 31, 1997, or an increase of 216%.

Revenues for the LaserVision Centers division increased to $6,225,000 for the quarter ended January 31, 1998 from $1,837,000 for the quarter ended January 31, 1997. The increase is attributable to higher revenues from U.S. operations of $4.5 million partially offset by a decrease in Canadian and European revenues totaling $89,000. The increase in U.S. revenues for the LaserVision Centers division is attributable to the increased number of lasers in operation in an increased number of markets. During the quarter ended January 31, 1998 the Company served over 100 U.S. markets.

Revenues for the MarketVision division declined from $172,000 to $120,000 due to the shift of attention to providing practice development services for the Company's laser centers for which the Company does not record revenue.

Cost of Revenues/Gross Profit

Cost of revenues increased to $4,468,000 for the quarter ended January 31, 1998 from $1,891,000 for the quarter ended January 31, 1997. Depreciation in cost of revenue increased to $1,102,000 from $932,000 in these respective periods due to the increased number of lasers and mobile equipment in the U.S. partially offset by decreases in depreciation on lasers which were written down to estimated fair market value during the fourth quarter of fiscal 1997.

Other costs of revenues increased to $3,366,000 for the quarter ended January 31, 1998 from $959,000 for the quarter ended January 31, 1997 due to increased costs, including Pillar Point royalties of $1,474,000, professional medical services of $164,000, mobile laser operator salaries, travel and set-up related costs of $622,000, and increased expenses related to physician training programs of $121,000. The net increase, when combined with the revenue increase, resulted in these other costs of revenues increasing from 48% of total revenues for the quarter ended January 31, 1997 to 53% of total revenues for the quarter ended January 31, 1998. The increase in these other costs of revenues as a percentage of revenues is attributable to the change in the revenue mix to greater U.S. revenues which have greater costs of revenue, particularly Pillar Point royalties.

Total gross profit improved from $118,000 for the quarter ended January 31, 1997 to $1,877,000 for the quarter ended January 31, 1998. The variable gross profit, excluding depreciation, increased to $2,979,000 from $1,050,000, primarily due to increased procedures in the U.S.

Operating Expenses

General and administrative expenses decreased from $1,052,000 to $1,009,000 for the quarters ended January 31, 1997 and 1998, respectively. The decrease is primarily attributable to a decrease of $62,000 in legal fees associated with tradename issues.

Salaries and related expenses increased from $791,000 to $1,192,000 for the quarters ended January 31, 1997 and 1998, respectively. The increase was due to an increased number of employees to support operations, salary adjustments and the related payroll taxes and fringe benefits.

Depreciation and amortization increased from $113,000 to $126,000 for the quarter ended January 31, 1997 and 1998, respectively. The increase was primarily due to increased depreciation for the corporate office.

Selling and marketing expenses decreased from $365,000 to $311,000 for the quarters ended January 31, 1997 and 1998, respectively. The decrease was primarily due to decreased media advertising of $43,000.

Other Income (Expenses)

Higher interest expense caused the decline to a net $152,000 in other expenses during the quarter ended January 31, 1998 from a net $130,000 in other expenses during the quarter ended January 31, 1997.

NINE MONTHS ENDED JANUARY 31, 1998 COMPARED TO NINE MONTHS ENDED JANUARY 31,
1997

Revenues

Total revenues of $15,666,000 for the nine months ended January 31, 1998 increased by $10,227,000 from $5,439,000 for the nine months ended January 31, 1997, or an increase of 188%.

Revenues for the LaserVision Centers division increased to $15,222,000 for the nine months ended January 31, 1998 from $4,596,000 for the nine months ended January 31, 1997. The increase is attributable to higher revenues from U.S. operations of $10.7 million partially offset by a decrease in Canadian revenues of $101,000. The increase in U.S. revenues for the LaserVision Centers division is attributable to the increased number of lasers in operation in an increased number of markets.

Revenues for the MarketVision division declined from $843,000 to $445,000 due to the shift of attention to providing practice development services for the Company's laser centers for which the Company does not record revenue.

Cost of Revenues/Gross Profit

Cost of revenues increased to $11,732,000 for the nine months ended January 31, 1998 from $5,113,000 for the nine months ended January 31, 1997. Depreciation in cost of revenue increased to $3,224,000 from $2,491,000 in these respective periods due to the increased lasers and mobile equipment in the U.S. partially offset by decreases in depreciation on lasers which were written down to estimated fair market value during the fourth quarter of fiscal 1997.

Other costs of revenues increased to $8,508,000 for the nine months ended January 31, 1998 from $2,622,000 for the nine months ended January 31, 1997 due to increased costs, including Pillar Point royalties of $3,633,000, professional medical services of $681,000, mobile laser operator salaries, travel and set-up related costs of $1,676,000 and increased expenses related to physician training programs of $215,000. These increases were partially offset by decreases in costs of revenue for Market Vision of $194,000. The net increase, when combined with the revenue increase, resulted in these other costs of revenues increasing from 48% of total revenues for the nine months ended January 31, 1997 to 54% of total revenues for the nine months ended January 31, 1998. The increase in these other costs of revenues as a percentage of revenues is attributable to the change in the revenue mix to greater U.S. revenues which have greater costs of revenue, particularly Pillar Point royalties.

Total gross profit improved from $326,000 for the nine months ended January 31, 1997 to $3,934,000 for the nine months ended January 31, 1998. The variable gross profit, excluding depreciation, increased to $7,158,000 from $2,817,000, primarily due to increased laser procedures in the U.S.

Operating Expenses

General and administrative expenses decreased from $2,944,000 to $2,542,000 for the nine month periods ended January 31, 1997 and 1998, respectively. The decrease is primarily attributable to a one-time write-off of $260,000 of stock offering costs in the quarter ended July 31, 1996 and a decrease of $271,000 in legal fees associated with tradename issues partially offset by increases in professional fees of $83,000 and increases in rent of $39,000.

Salaries and related expenses increased from $2,413,000 to $3,133,000 for the nine month periods ended January 31, 1997 and 1998, respectively. The increase was due to an increased number of employees to support operations, salary adjustments and the related payroll taxes and fringe benefits.

Depreciation and amortization increased from $321,000 to $376,000 for the nine month periods ended January 31, 1997 and 1998, respectively. The increase was primarily due to an increase in amortization of goodwill associated with acquisitions.

Selling and marketing expenses decreased from $1,356,000 to $1,027,000 for the nine month periods ended January 31, 1997 and 1998, respectively. The decrease was primarily due to decreased marketing programs of $227,000 and decreased travel costs of $90,000.

Other Income (Expenses)

Higher interest expense caused the decline to a net $479,000 other expenses during the nine months ended January 31, 1998, from a net $53,000 in other expenses during the nine months ended January 31, 1997.

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

Exhibits - None


                                    Signature
                                    ---------
Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASER VISION CENTERS, INC.


\s\John J. Klobnak                                       March 6 , 1998
-------------------------------------                 --------------------
John J. Klobnak                                               Date
Chairman of the Board and Chief Executive Officer



\s\B. Charles Bono III                                   March 6, 1998
------------------------------------                  -------------------
B. Charles Bono III                                           Date
Chief Financial Officer
and Principal Accounting Officer