Form 10-K
period 1998-04-30
LASER VISION CENTERS INC
filed 1998-07-20
CIK 861875

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED APRIL 30, 1998

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

         Securities registered under Section 12(b) of the Exchange Act:

                                                          NAME OF EACH EXCHANGE
 TITLE OF EACH CLASS                                       ON WHICH REGISTERED
 -------------------                                       -------------------

    Common Stock,
   $.01 Par Value                                        NASDAQ National Market

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value
                                (Title of Class)

          Check whether the Company: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and
(2) has been subject to such filing requirements for past 90 days. YES X NO

          The aggregate market value of the voting stock of the Company held by non-affiliates as of July 17, 1998 was approximately $122,720,000.


            CLASSES OF COMMON EQUITY OUTSTANDING AS OF JULY 17, 1998
          Common Stock, $.01 par value                                                                  9,780,098
          Underwriter Warrants                                                                             45,388
          Other Registered Warrants                                                                     1,523,500
          Unregistered Warrants                                                                           680,300
          Incentive Stock Options                                                                         468,252
          Non-Qualified Options                                                                           263,931

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

ITEM 1

                             DESCRIPTION OF BUSINESS

          The Company is one of the world's largest providers of access to excimer lasers and related services for the treatment of refractive vision disorders and owns 40 excimer lasers which are available for use in the United States, Canada or Europe. The Company is also the world's largest operator of mobile excimer laser systems. The excimer laser can be used to treat refractive vision disorders such as nearsightedness, farsightedness and astigmatism to eliminate or reduce the need for corrective lenses. LaserVision Centers operate primarily on a shared-access model, giving individual or group ophthalmic practices use of excimer laser technology without investment risk or maintenance requirements, thereby improving utilization of the excimer laser equipment. In addition, the Company provides a broad range of professional services, including physician and staff training, technical support services and maintenance and, through its MarketVision division, advertising and marketing programs and services.

          The Company has operated commercial excimer laser centers in Canada, Europe, and the U.S. since 1991, 1993, and 1995 respectively. In the U.S., the Company currently provides eight fixed base lasers and utilizes twenty lasers to provide mobile access to over 100 sites. Internationally, the Company provides fixed base lasers and related services to centers in Canada, the United Kingdom, Finland, Greece, and Sweden and provides mobile access services in Canada, the United Kingdom, and Ireland. In the United States, fixed-site laser centers are operated in conjunction with Columbia/HCA Healthcare Corporation ("Columbia") or by the Company independently or through joint operating agreements.

          In anticipation of approval by the Food and Drug Administration (FDA) of the excimer laser to perform refractive procedures, the Company developed a relationship with Columbia whereby the Company would become the primary provider of excimer lasers to Columbia ambulatory surgery centers. Currently, the Company is providing over twenty Columbia centers with fixed or mobile access to excimer lasers pursuant to this agreement.

          The Company's growth strategy includes the following elements:
(i)expanding the use of its mobile systems; (ii) increasing market penetration through fixed-site laser centers in selected markets; (iii) targeting efforts towards specific markets and key demographic groups within those markets; (iv) promoting development of physician alliances with the goal of maximizing excimer laser usage; (v) expanding its presence through complementary acquisitions of other excimer laser providers as well as potential acquisitions of related and ancillary businesses; and (vi) solidifying and expanding its existing strategic alliances with health care providers, equipment manufacturers, major employers, managed care providers and other third party payers.

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

          Currently eyeglasses or contact lenses are most often used to treat refractive disorders. They may also be treated by several surgical techniques such as radial keratotomy ("RK"). RK is a surgical procedure used to correct myopia in which an ophthalmologist uses a scalpel to make a series of cuts approximately 400 to 450 microns deep in a radial configuration around the periphery of the cornea. The healing of the incisions causes a flattening of the cornea and corrects small to moderate amounts of myopia. Other techniques in use are keratomileusis, which involves freezing the cornea and reshaping it, and automated lamellar keratoplasty ("ALK"), which involves using a microkeratome to remove microscopic amounts of corneal tissue.

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

          An industry source estimates that 145 million people in the United States currently use eyeglasses and/or contact lenses to correct refractive vision disorders. Of these individuals, an estimated 66 million suffer from nearsightedness, with the overwhelming majority of nearsighted persons estimated to have vision disorders within the criteria currently approved by the FDA for treatment with excimer lasers. The Company estimates that approximately one-fourth of all sufferers of nearsightedness also experience astigmatism and an additional 23 million people in the United States suffer from astigmatism but do not experience nearsightedness. According to industry sources, consumers in the United States spent approximately $13 billion on eyeglasses, contact lenses and other corrective lenses in 1994. The Company believes that excimer laser surgery will make it possible for many of these people to eliminate or reduce their reliance on corrective lenses. In particular, the Company believes that many of the approximately 26 million contact lenses users in the United States will be particularly receptive to laser surgery as they have already chosen to use an alternative to eyeglasses for vision correction.

          Because RK is a manual procedure and is not performed with a computer-controlled device, it is highly dependent on the surgical skill of the ophthalmologist performing the procedure. In addition, because RK involves incisions into the corneal tissue, it weakens the structure of the cornea which can have adverse consequences as patients age. Furthermore, RK has never undergone a controlled clinical study under an FDA protocol because no medical devices, other than a scalpel, are used in the procedure. The Company believes, based on currently available follow-up data and market trends in countries where laser surgery is commercially available, that more people will seek vision correction through laser surgery than through RK because laser surgery involves reduced surgical risk, does not weaken the corneal tissue, is less invasive and is less dependent on the ophthalmologist's skill.

EXCIMER LASER SURGERY

          An excimer laser emits energy in an extremely short pulse lasting only several billionths of a second. High energy ultraviolet photons produced by the excimer laser create a "non-thermal" process known as ablation which does not heat adjacent tissue. The excimer laser can be used to treat refractive vision disorders such as nearsightedness and astigmatism in the PRK procedure. PRK involves using the excimer laser to resculpt the cornea. This adjusts the amount of refraction which in turn eliminates or reduces the need for corrective lenses. The excimer laser can also be used to treat a number of pathological superficial corneal disorders in a procedure called PTK. The laser manufactured by Visx, Inc. ("Visx") is currently approved to treat myopia up to -12 diopters with astigmatism of up to -4 diopters. Visx is currently seeking approval to treat hyperopia (farsightedness). The laser manufactured by Summit Technology ("Summit") is currently approved to treat myopia of up to -6 diopters with astigmatism of up to -4 diopters. In February 1998, the laser manufactured by Autonomous Technologies, Inc. was recommended for approval by the FDA Ophthalmic Devices Advisory Panel to treat low to moderate myopia with astigmatism, but has not yet received final FDA approval. Excimer lasers are also used to perform a procedure known as laser assisted in situ keratomileusis (LASIK) in which an ophthalmologist, using a microkeratome, lifts a thin layer of cornea to create a flap. Laser energy is then used to ablate corneal cells on the exposed surface to improve the person's visual acuity, and the flap is then folded back into place. While LASIK has not been specifically approved in the U.S. by the FDA, it has been widely adopted by U.S. ophthalmologists and is treated by the FDA as a practice of medicine matter. Industry sources estimate that more than 200,000 refractive excimer laser procedures were performed in the United States in 1997.

          Excimer lasers are designed to reshape or sculpt the cornea to correct common visual problems such as nearsightedness and astigmatism by changing the curvature of the cornea, and therefore, the focusing power of the eye. The laser's functions are controlled by a computer based work station. The physician enters the patient data into the system's computer, which makes the calculations necessary for a precise corneal correction. After a verification procedure, the physician cleans and aligns the eye, initiates the treatment and visually monitors the eye during surgery. The procedure lasts approximately 15 to 20 minutes and generally requires less than 40 seconds of laser time. The natural protective cover of the cornea, called the epithelium, typically regrows in 24 to 72 hours to recreate a smooth optical surface over the laser modified curvature of the cornea.

          Some potential medical risks have been identified in connection with the use of laser refractive surgery and there may be other risks which will not be known until the procedure has been widely used and monitored. Potential complications and side effects include: post-operative discomfort; corneal haze during healing (an increase in the light scattering properties of the cornea); glare/halos (undesirable visual sensations produced by bright lights); decreases in contrast sensitivity; temporary increases in intraocular pressure in reaction to medication; modest fluctuations in refractive capabilities during healing; modest decreases in best corrected vision (i.e., with corrective lenses); unintended over- or under-corrections; regression of effect; disorders of corneal healing; corneal scars; corneal ulcers and induced astigmatism.

BUSINESS STRATEGY

          The Company's goal is to retain its leadership position as a provider of access to excimer lasers and related services for ophthalmic surgery. In order to achieve this goal, the Company will expand its relationships with eyecare practitioners through its shared-access model, which allows individual or group ophthalmic practices to use excimer laser technology without investment risk or maintenance requirements. Shared access also allows optimal use of the excimer laser systems, thereby maximizing Company revenues.

          The Company's growth strategy includes the following elements: (i) expanding the use of its mobile systems by helping existing customers increase their procedure volume and adding new mobile customers; (ii) increasing market penetration with fixed-site laser centers in selected markets; (iii) targeting efforts towards specific markets and key demographic groups within those markets; (iv) promoting development of physician alliances with the goal of maximizing excimer laser usage; (v) expanding its presence worldwide through complementary acquisitions of other excimer laser providers as well as potential acquisitions of related and ancillary businesses; and (vi) solidifying and expanding its existing strategic alliances with health care providers, equipment manufacturers, major employers, managed care providers and other third party payers.


OPERATION OF LASER CENTERS

          The Company provides access to excimer lasers and related services for elective ophthalmic surgery, collecting a fee for each procedure performed by independent ophthalmologists. Currently, patients are charged approximately $1,500 to $2,500 per eye for the procedure. The Company's fee ranges from approximately $400 to $1,100 per procedure, depending on the services provided by the Company. The Company provides access to excimer lasers and related services through fixed-site laser centers and its mobile excimer laser systems. The Company currently provides excimer lasers and related services in the United States, Canada, the United Kingdom, Finland, Greece, Sweden and Ireland.

MOBILE SYSTEMS

          In addition to operating fixed-site centers, the Company has developed proprietary systems for transporting excimer lasers: the MobilExcimer system, which is a self-contained mobile refractive surgery center duplicating most of the equipment and services typically found in a fixed-site location and the "Roll-on/Roll-off" system which is capable of transporting the laser into a surgery center or ophthalmologist's office. These proprietary systems give the Company flexibility that the Company believes is not currently available to its competitors and are intended to help the Company achieve broader penetration of both domestic and international markets. The Company uses its mobile systems to provide excimer laser access to communities where the Company's potential patient base is insufficient to sustain a fixed-site center, thereby enhancing the Company's ability to expand quickly into multiple markets. Currently the Company operates two MobilExcimer systems in the U.S. and one MobilExcimer system in Canada. Eighteen "Roll-on/Roll-off" systems are in use in the U.S. and two "Roll-on/Roll-off" systems are being used in Europe.

OTHER LASER CENTERS

          U.S. Centers. In addition to its affiliation with Columbia, the Company also provides fixed base lasers to U.S. centers that are not associated with Columbia including the Company's LaserVision Center in St. Louis and three other independent sites. Sites are selected based on a number of criteria, such as the number of physicians who indicate a substantial interest in using the center, the historical surgical volumes of these physicians, demographic factors, the results of market research and local media costs.

          Canadian Center. The Company currently provides one fixed base laser and operates one MobilExcimer unit in Canada.

          European Centers. The Company owns and operates one fixed-site excimer laser center in the United Kingdom, provides lasers to four fixed sites in Finland, Greece, and Sweden, and operates two "Roll-on/Roll-off" excimer laser systems in the United Kingdom and Ireland.

RMSO

          The Company developed an RMSO (refractive management services organization) program in the U.S. to increase its alliance with ophthalmologists with active refractive practices, involving both RK and laser refractive procedures, as a means of increasing demand for its excimer lasers. The RMSO agreement provided for the Company to purchase refractive assets of the practice of the ophthalmologist for cash. The Company completed only one RMSO agreement with Lindstrom, Samuelson & Hardten Ophthalmology Associates, P.A. ("LSH"). Dr. Lindstrom is a member of the Board of Directors and the Company's Medical Director, Dr. Hardten is a medical advisor to the Company. That RMSO agreement was terminated by mutual agreement as of April 15, 1998 and the Company has entered into a new arrangement with Minnesota Eye Associates (successor to LSH) as of May 1, 1998.

SUPPLIERS

          The current list cost of an excimer laser ranges from $450,000 to $525,000, plus sales tax and shipping, as well as a $250 royalty or licensing fee per U.S. refractive procedure to be paid to the laser manufacturer (previously Pillar Point partnership) which owns certain patent rights with respect to the excimer laser. Trade-ins of earlier excimer laser technology and volume purchase discounts could reduce the costs of new lasers. The purchase price includes a one year warranty on all parts except the optics (mirror and glass components) which carry a 30-day warranty. Annual maintenance and service fees are paid by the Company and cost up to $50,000 per year, but vary with usage.

          The Company currently has an available base of 40 excimer lasers worldwide of which 27 are available for use in the U.S. The Company has the flexibility to utilize any excimer laser approved by the FDA and provides the laser preferred by the physician users at each location or center.

MARKETING

          The degree to which laser refractive surgery can penetrate the potential market for vision correction will depend on a variety of factors including, but not limited to, medical and public acceptance of these procedures and alternative technologies. None of these factors is under the immediate control of the Company nor is any predictable at this time.

          The Company's personnel identify potential physician users through professional meetings and direct marketing efforts, including printed materials and personal contact. The Company directs its patient marketing efforts at three potential patient sources: the ophthalmologist's patient base, other eyecare and medical professionals' patient base and consumers as a whole.

                   - Ophthalmologist's Patient Base. The Company works with ophthalmologists who have indicated an interest in performing refractive surgery. Strategies include direct mailings with information related to laser refractive surgery, collateral and point of purchase materials to reach patients during office visits and video tape presentations which can be used to educate patients.

                   - Other Eyecare and Medical Professionals' Patient Base. The Company works to form alliances between its ophthalmic surgeons and optometrists. These referral networks are valuable in referring optometric patients to ophthalmic surgeons. The Company helps to form these referral networks by offering training for the optometrists, who are then able to provide pre-operative screenings as well as post-surgical co-management of their patients. The Company also provides its physician users with marketing materials designed to foster these referrals and help generate patients.

                   - Consumers. The Company begins planning a physician's marketing program by analyzing available media for the targeted demographic group. The marketing program consists of advertising and public relations. Public relations efforts attempt to place news stories in various media which will highlight the opening of the center and the availability of laser refractive surgery in the market. The Company utilizes radio, print, television and direct mail to disseminate its message to prospective patients. Prospective patients then respond to a toll free number (888-LaserVision) and the calls are answered by Company representatives who qualify the prospective patients and record the prospective patients' names and related information into a computer system which can be used for subsequent mailing lists. The representative makes an appointment with a local center or surgeon to determine whether the prospective patient is a candidate for the surgery. Based on its experience operating centers internationally and providing marketing services to refractive surgeons, the Company believes that the conversion level is higher when calls are received and processed by a central system. Prospective patients are routed to exams and given educational materials about laser refractive surgery. If the prospective patient elects not to proceed to surgery following the exam process, the prospective patient's name is placed on a follow-up list and additional materials are sent to the prospective patient over a defined period of time.

COMPETITION

          The market for access to excimer lasers is subject to increasingly intense competition. The Company competes with several other companies in providing access to excimer lasers in the United States and internationally. Other companies are currently in the process of gaining FDA approval for their lasers and these companies may elect to enter the laser access business. Other non-manufacturing companies which operate excimer laser centers in the United States are: LCA Vision, Inc., ClearVision Laser Centers, Inc., Sight Resources, Inc., Sterling Vision, Inc.

and TLC The Laser Center, Inc. The Company also competes with laser centers operated by local operators in certain markets. There can be no assurance that any reduction in per procedure fees that may result from increased competition will be compensated for by an increase in procedure volume.

          The procedures offered by the Company's LaserVision Centers also compete with other present forms of treatment for refractive disorders, including eyeglasses, contact lenses, incisional refractive surgery, corneal transplants and other technologies currently under development. The Company expects that companies which have developed or are developing new technologies or products, as well as other companies (including established and newly formed companies) may attempt to develop new products directly competitive with the excimer lasers that are to be utilized by the Company or could introduce new or enhanced products with features which render the equipment to be used by the Company obsolete or less marketable. The ability of the Company to compete successfully will depend in large part on its ability to adapt to technological changes and advances in the treatment of refractive vision disorders. There can be no assurance that, as the market for excimer laser surgery and other treatments of eye disorders develops, the Company's equipment will not become obsolete, and if this occurs, that the Company will be able to secure new equipment to allow it to compete effectively.

PATENTS AND TRADEMARKS

          The names LASERVISION(R), LASERVISION CENTERS AND DESIGN(R), LASERVISION CENTERS(R), LASERVISION CENTER(R) and MobilExcimer(R) are registered U.S. service marks of the Company. In addition, the Company owns service mark registrations in a number of foreign countries. The Company has also secured a patent for the MobilExcimer mounting system and is in the process of obtaining a U.S. patent for certain aspects of its "Roll-on/Roll-off" system. The Company's service marks, MobilExcimer patent and other proprietary technology may offer the Company a competitive advantage in the marketplace and could be important to the success of the Company. There can be no assurance that one or all of these registrations will not be challenged, invalidated or circumvented in the future. Litigation regarding intellectual property is common and there can be no assurance that the Company's service mark registrations and patent will significantly protect the Company's intellectual property. The defense and prosecution of intellectual property proceedings is costly and involves substantial commitments of management time. Failure to defend the Company's rights with respect to its intellectual property would have a material adverse effect on the Company's business, financial condition and results of operations.

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

          There are currently two manufacturers, Visx and Summit, that have received FDA approval to market excimer lasers for refractive procedures for myopia (nearsightedness) and for PTK. The Visx excimer laser system is currently approved to treat myopia up to -12 diopters and up to -4 cylinders of astigmatism. Visx is also seeking approval to treat hyperopia (farsightedness). The laser manufactured by Summit is currently approved to treat myopia of up to -6 diopters with astigmatism of up to -4 cylinders. In February 1998, the laser manufactured by Autonomous Technologies, Inc. was recommended for approval by the FDA Ophthalmic Devices Advisory Panel to treat low to moderate myopia with astigmatism, but has not yet received final FDA approval. The process of obtaining FDA approval of medical devices is time consuming and expensive, there can be no assurance that any approval sought will be granted or that the FDA review will not involve delays. Even after regulatory clearance is obtained, approval of medical devices is subject to review. Discovery of problems, violations of the Radiation Control for Health and Safety Act or future legislative or administrative action in the U.S. or elsewhere may adversely affect the manufacturers' ability to retain regulatory approval of any such equipment. Furthermore, the failure of Visx, Summit or any other manufacturers that supply excimer lasers to the Company to comply with applicable federal, state or foreign regulatory requirements, or any adverse regulatory action against such manufacturers, could limit the supply of lasers or limit the ability of the Company to use the lasers.

          In addition, federal, state and foreign laws and regulations regarding the manufacture and marketing of medical devices are subject to change. The Company cannot predict what impact, if any, such changes might have on its business; however, such changes could have a material adverse impact on the Company's business, financial condition and results of operations.

EMPLOYEES

          The Company currently has 83 employees in the U.S., England and Canada. Management believes that the Company's relationship with its employees is satisfactory. As the Company expands, it expects to add additional employees in technical, marketing and management positions. The Company does not anticipate any unusual difficulty in hiring such personnel when needed. On March 1, 1997, the Company established a 401(k) Profit Sharing Plan and Trust for its U.S. employees. The Company match associated with this Plan is payable in common stock of the Company based on the market price at the end of each month.


ITEM 2

                             DESCRIPTION OF PROPERTY

          The Company currently occupies 9,989 square feet of space in St. Louis County, Missouri for its corporate headquarters under a lease which expires in 2001. The Company also leases 2,700 square feet of space in St. Louis County, Missouri for its St. Louis LaserVision Center under a lease which expires in 2001.

          The Company's wholly-owned subsidiary leases 3,000 square feet of space on Harley Street in London, England, which houses the Harley Street LaserVision Centre as well as the European corporate headquarters.

          All other lasers operated by the Company serve centers owned or leased by other parties. The Company does not have any material lease obligations associated with such centers.


ITEM 3

                                LEGAL PROCEEDINGS

          The Company is party to the following legal proceedings:

          In March 1998 the Company was served with a subpoena by the United States Department of Justice. The Company understands that the subpoena is part of an industry-wide investigation into the so-called "international card" software that enabled the excimer lasers to be used to perform laser eye surgeries for higher myopia cases (greater than -6.0 diopters) than what was initially approved by the FDA. The FDA ultimately did approve use of an excimer laser for higher myopia cases in January 1998. Many ophthalmologists have taken the position that FDA restrictions on physicians' use of laser equipment through software control, rather than the traditional means of labeling, deny physicians the flexibility to treat individual patients as the physician deems medically necessary, and represent an unwarranted intrusion upon physicians' rights to practice medicine according to their best medical judgment. The subpoena requests that the Company produce several specified categories of documents. The Company has provided the documents as requested and intends to continue to fully cooperate in this matter. Although it is impossible to assess the effect, if any, of this investigation on the operating results and cash flow for a particular period, the Company's management does not believe that it should be material to the financial condition of the Company.

          Other than as described above, management does not expect that any outstanding or pending legal proceedings, individually or in the aggregate, will have a material adverse effect upon the Company's future results of operations, liquidity or financial condition.


ITEM 4

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At the Annual Meeting of Shareholders on March 19, 1998, shareholders elected six members of the Board of Directors, approved Price Waterhouse LLP (currently PricewaterhouseCoopers LLP) as the Company's independent public accountants, approved a 300,000 share increase in the common stock available in the Incentive Stock Option Plan and a 700,000 share increase in the common stock available in the Non-Qualified Warrant Plan.

                                     PART II

ITEM 5

                           MARKET FOR COMMON STOCK AND
                           RELATED STOCKHOLDER MATTERS

          The common stock of the Company is traded on the over-the-counter market through NASDAQ. Furthermore, the following dealers are listed on NASDAQ summaries as market makers in the Company's stock as of July 1998:

             A. G. Edwards & Sons, Inc.          Schneider Securities Inc.
             Prudential Securities, Inc.         Mayer & Schweitzer Inc.
             UBS Securities Inc.                 Herzog, Heine, Geduld Inc.
             Everen Securities Inc.              Josephthal Lyon & Ross
             Sherwood Securities Corp.           Troster Singer Corp.
             Nash Weiss/Div of Shatkin Inv.      Knight Securities, L.P.
             Paragon Capital Corp.               Jeffries & Company, Inc.
             Kenny Securities Corp.              Gaines Berland, Inc.

          There were approximately 405 holders of record of the Company's common stock on July 8, 1998. This figure does not consider the individual holders of securities that are held in the "street name" of a securities dealer. Based upon information received from securities dealers, the total number of individual holders of the Company's common stock exceeds 1,400.

          There have been and are expected to be no dividends declared on the common stock.


                 TABLE OF HIGH/LOW SALES PRICES FOR EACH QUARTER



                                                  -COMMON-
                                            HI CLOSE    LOW CLOSE
QUARTER ENDED                                 LVCI        LVCI
July 96                                      $14.50       $7.00
October 96                                     9.13        6.88
January 97                                     7.63        4.94
April 97                                       6.63        5.13

July 97                                        8.25        6.00
October 97                                    10.06        6.75
January 98                                     9.00        6.50
April 98                                      14.50        6.88


ITEM 6
                            SELECTED FINANCIAL DATA

                                                                 YEAR ENDED APRIL 30,
  (in thousands, except per share data)        1998       1997       1996         1995        1994
STATEMENT OF OPERATIONS DATA:
Revenues                                    $23,469    $ 8,238      $ 3,918       $3,311    $2,106

Gross profit (loss)                           6,719        648         (332)         (64)      338

Selling, general and administrative           9,592      9,719        5,831        3,144     2,238

Fixed asset impairment provision                  -      2,772        3,063            -         -

Loss from operations                         (2,873)   (11,843)      (9,216)      (3,208)   (1,900)

Net Loss                                    $(3,496)  $(12,069)     $(8,803)     $(3,297)  $(2,210)

Basic and diluted loss per share              $(.40)    $(1.45)      $(1.75)      $(0.82)    $(.66)

Weighted average number of common
shares outstanding                            9,178      8,421        5,278        4,001     3,356


                                                                                 APRIL 30,
                                                           1998       1997         1996        1995      1994
BALANCE SHEET DATA:
Cash and cash equivalents                                $8,430    $ 3,794      $12,672     $ 2,126    $  706

Working capital (deficit)                                 5,554      1,654       10,002     (1,301)     (244)

Total assets                                             30,829     22,870       28,913      11,318     9,135

Non-current liabilities                                   6,615      6,267        1,763         791     2,900

Convertible preferred stock with
mandatory redemption provision in 2005                        -          -       14,539           -         -

Common stock and stock options issued
for contract rights                                           -      1,092            -           -         -

Stockholders' equity                                    $15,493    $10,276      $ 7,453     $ 6,349   $ 4,594


There were no cash dividends or common stock dividends during this five year period.



SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

          (in thousands except per share data)


Fiscal 1998 quarterly                         July 1997        October 1997          January 1998         April 1998
---------------------                         ---------        ------------          ------------         ----------
 Revenues                                        $4,098              $5,223                $6,345             $7,803
 Gross Profit                                       781               1,276                 1,877              2,785
 Net income (loss)                               (1,537)             (1,173)                 (913)               127
 Preferred dividends                                 33                  66                    56                 43
 Basic and diluted
  income (loss) per share                         $(.18)              $(.14)                $(.10)              $.01
 Weighted average number of
  common shares outstanding                       8,821               9,044                 9,301              9,558

Fiscal 1997 quarterly                         July 1996        October 1996          January 1997         April 1997
---------------------                         ---------        ------------          ------------         ----------
 Revenues                                        $1,502              $1,928                $2,009             $2,799
 Gross Profit                                       110                  98                   118                322
 Fixed asset impairment provision                                                                              2,772
 Net loss                                        (2,292)             (2,136)               (2,333)            (5,308)
 Preferred dividends                                104                  21
 Basic and diluted
  loss per share                                  $(.32)              $(.25)                $(.26)             $(.60)
 Weighted average number of
  common shares outstanding                       7,542               8,537                 8,811              8,816

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

          The discussion set forth below analyzes certain factors and trends related to the financial results for each of the three years ended April 30, 1998, 1997 and 1996. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements.

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

          The Company then determined that FDA approval for PRK in the U.S. would take longer than originally anticipated and therefore decided to enter international markets for excimer laser surgery where regulatory restrictions were less prohibitive. Between late 1991 and April 1994, the Company acquired four commercial excimer laser centers in Canada, developed the first MobilExcimer unit and purchased fourteen European excimer lasers. The first PRK procedure on a MobilExcimer system was performed in Ontario, Canada in September 1994.

          In anticipation of the FDA's approval of the excimer laser to perform PRK procedures, in December 1994 the Company restated its agreement with Columbia/HCA Healthcare Corporation ("Columbia") pursuant to which the Company became the primary provider of excimer lasers to Columbia's ambulatory surgery centers. In addition, by the fall of 1995, the Company extended testing of its MobilExcimer system to England, opened two European centers (including a Company-owned center in London), acquired an additional MobilExcimer unit and entered into an agreement with Dr. Richard Lindstrom to serve as the Company's Medical Director.

          In August 1995, the Company acquired an excimer laser access provider, Vision Correction, Inc., for $650,000 of Common Stock. In October 1995 and March 1996, the FDA approved the use of the excimer lasers manufactured by Summit and VISX, respectively, for performing PRK procedures for low to moderate myopia, making it possible for the Company to begin providing ophthalmologists access to excimer lasers in the United States. During April 1996, the Company purchased assets from a former competitor to expand its European operations for a purchase price of approximately $300,000, including cash and assumed liabilities.

          In 1997 and 1998, the Company helped train hundreds of U.S. ophthalmologists in refractive eye surgery, developed its capacity to provide mobile services to over one hundred twenty domestic locations, expanded its international mobile services, closed five unprofitable international fixed sites, established eight domestic fixed sites, developed comprehensive practice development and telemarketing services to help domestic ophthalmologists increase their profits and procedure volume and, during the quarter ended April 30, 1998, succeeded in reaching profitability. In addition, when Visx obtained approval to treat astigmatism and higher levels of myopia, the number of patients able to be treated increased.

RESULTS OF OPERATIONS

Fiscal Year ended April 30, 1998 Compared to Fiscal Year ended April 30, 1997

          During the year ended April 30, 1998, the Company continued to develop the U.S. market by targeting ophthalmologists in medium-sized markets. These practices were primarily served with the newly developed "Roll-on/Roll-off" mobile system.

          Revenues. Total revenues increased to $23,469,000 for the year ended April 30, 1998 from $8,238,000 for the year ended April 30, 1997, or an increase of 185%.

          The increase in revenues is attributable to a $15,442,000 increase in domestic revenues partially offset by a $211,000 decrease in European and Canadian revenues. The increase in domestic revenues is attributable to the increased number of U.S. lasers in operation and procedures performed on each laser in the U.S. The decrease in European and Canadian revenues is attributable to closing certain unprofitable fixed sites and converting most of them to mobile sites during the year.

          Costs of Revenues/Gross Profit. Costs of revenues increased to $16,750,000 for the year ended April 30, 1998 from $7,590,000 for the year ended April 30, 1997. This increase was primarily due to an increase of $5,394,000 in total domestic per procedure royalties, an increase of $2,031,000 in mobile laser operator salaries and travel costs, an increase of $963,000 in depreciation, and an increase of $894,000 in professional medical services.

          Total gross profit increased to $6,719,000 for the year ended April 30, 1998 from $648,000 for the year ended April 30, 1997. The variable gross profit, excluding depreciation, increased to $11,154,000 from $4,120,000, primarily due to higher volumes of procedures at an increased number of sites.

          Operating Expenses. Selling, general and administrative expenses decreased to $9,592,000 for the year ended April 30, 1998 from $12,491,000 for the year ended April 30, 1997 primarily due to the non-cash impairment charge of $2.7 million recorded in the fourth quarter of fiscal 1997. Decreases in general and administrative expenses of $310,000 and selling and marketing expenses of $839,000, were partially offset by increases in salaries and related expenses of $970,000 and depreciation and amortization of $52,000.

          Loss from Operations. The loss from operations decreased to $2,873,000 for the year ended April 30, 1998 from $11,843,000 for the year ended April 30, 1997 primarily due to the gross profit on the increased U.S. revenues, the decreased non-cash impairment charges of $2.7 million and the reduced operating loss from the international operations where unprofitable fixed sites were closed and replaced with mobile services.

          Other Income (Expense). Other income(expense) increased to a net expense of $623,000 for the year ended April 30, 1998 from a net expense of $226,000 for the year ended April 30, 1997. This increase was primarily due to an increase of $403,000 in interest expense.

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

          Excluding laser and medical equipment depreciation, all other costs of revenues increased by $1,851,000. This increase, when combined with the revenue increase, resulted in these other costs of revenues decreasing from 58% of total revenues for the year ended April 30, 1996 to 50% of total revenues for the year ended April 30, 1997. This $1,851,000 increase was primarily due to an increase of $1,077,000 in total domestic per procedure royalties, $548,000 in professional medical services and $142,000 in gas costs on higher volumes of PRK procedures and new centers.

          Total gross profit increased to a profit of $648,000 for the year ended April 30, 1997 from a loss of $322,000 for the year ended April 30, 1996. The variable gross profit, excluding depreciation, increased to $4,120,000 from $1,651,000, primarily due to higher volumes of PRK procedures and centers.

          Operating Expenses. Selling, general and administrative expenses increased to $12,491,000 for the year ended April 30, 1997 from $8,894,000 for the year ended April 30, 1996 due to an increase of $1,551,000 in general and administrative expenses, an increase of $1,261,000 in salaries and related expenses, and increase of $208,000 in depreciation and amortization, and an increase of $868,000 in selling and marketing expenses. These increases were partially offset by a decrease in non-cash impairment charges of $291,000.

          Loss from Operations. The domestic loss from operations increased to $9,055,000 for the year ended April 30, 1997 from $3,695,000 for the year ended April 30, 1996 due to a $2.3 million write down of lasers and related equipment, a $2.1 million increase in the loss from U.S. laser operations, and a $891,000 increase in payroll.

          The Canadian loss from operations decreased to $725,000 for the year ended April 30, 1997 from $1,350,000 for the year ended April 30, 1996 primarily due to a decrease of $477,000 in the write-down of lasers and related medical equipment, and a decrease in the loss from operations of $114,000 in the St. Catharines center which became a MobilExcimer site.

          The European loss from operations decreased to $1,963,000 for the year ended April 30, 1997 from $4,312,000 for the year ended April 30, 1996 due to a decrease in the write-down of lasers and related medical equipment of $2,161,000.

          Other Income (Expense). Other income (expense) decreased to a net expense of $226,000 during the year ended April 30, 1997 from a net income of $413,000 during the year ended April 30, 1996. This decrease was due to a $169,000 decrease in interest income and other, a $381,000 increase in interest expense and a $89,000 decrease in the minority interest in the net loss of a subsidiary.

INFLATION

          The Company's operations have not been, nor are they expected to be, materially affected by inflation.

LIQUIDITY AND CAPITAL RESOURCES

          Since the completion of its initial public offering in April 1991, the Company's primary sources of liquidity have consisted of financing from the sale of Common Stock and Convertible Preferred Stock, revenues from laser access and marketing services provided to ophthalmic physicians, leases and notes payable. At April 30, 1998, the Company had $8,430,000 of cash and cash equivalents compared with $3,794,000 at April 30, 1997. At April 30, 1998, the Company had working capital of $5,554,000 compared with working capital of $1,654,000 at April 30, 1997. The ratio of current assets to current liabilities at April 30, 1998 was 1.64 to one, compared to 1.32 to one at April 30, 1997.

          Cash Flows from Operating Activities. Net cash provided by operating activities was $1,025,000 for fiscal 1998 compared to net cash used in operating activities of $5,688,000 and $2,825,000 for fiscal 1997 and 1996, respectively. The cash flows provided by operating activities during fiscal 1998 primarily represent the net loss incurred in this period less depreciation and amortization and an increase in accounts payable and accruals, offset by an increase in accounts receivable and inventory. The cash flows used for operating activities during fiscal 1997 primarily represent the net loss incurred in this period less depreciation, amortization and fixed asset impairment and an increase in accounts payable, offset by an increase in accounts receivable. The cash flows used for operating activities in fiscal 1996 primarily represent the net loss incurred less depreciation, amortization and fixed asset impairment.

          Cash Flows from Investing Activities. Net cash used for investing activities was $4,145,000 during fiscal 1998 and $4,679,000 and $7,901,000 for fiscal 1997 and 1996, respectively, and was primarily due to the acquisition of equipment, equipment deposits and acquisitions.

          Cash Flows from Financing Activities. Net cash provided by financing activities during fiscal 1998 was $7,756,000 and was primarily due to proceeds from a private offering of preferred stock, notes payable, and exercise of stock options and warrants offset by the repayment of notes payable and capitalized lease payments. Net cash provided by financing activities during fiscal 1997 was $1,489,000 and was primarily due to proceeds received from notes payable and the exercise of stock options offset by the repayment of certain notes payable and capitalized lease obligations. Net cash provided by financing activities for fiscal 1996 was $21,272,000 and was primarily due to proceeds received from a private placement of the Company's Convertible Preferred Stock with a provision for mandatory redemption in 2005 and the exercise of warrants.

          The Company anticipates that its current cash and cash equivalents will be sufficient to fund operating expenses for the next two years, including any capital expenditures not externally financed. The Company expects to continue to fund future operations from existing cash and cash equivalents, revenues received from providing laser access and market services, the exercise of stock options and warrants and external financing as required. There can be no assurance that capital will be available when needed or, if available, that the terms for obtaining such funds will be favorable to the Company.

          At April 30, 1998, the Company has net operating loss carryforwards of approximately $31 million available to offset future taxable income, expiring 2006 through 2013. The Company has recorded a deferred tax asset of approximately $13 million with offsetting valuation allowances at April 30, 1998. For purposes of recording deferred tax assets, no future taxable income is assumed given the results of operations of the Company to date. The amount of the valuation allowance could be reduced in the near term if estimates of future taxable income are increased.

NEW ACCOUNTING STANDARDS

          In March 1997, the Financial Standards Board issued a Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) which requires public entities to present both basic and diluted earnings per share amounts on the face of their financial statements, replacing the former calculations of primary and fully diluted earnings per share. The Company adopted FAS 128 effective with its fiscal 1998 third quarter.

          In June 1997, the FASB issued FAS 131, "Disclosures about Segments of an Enterprise and Related Information", effective for periods beginning after December 15, 1997. FAS 131 supersedes FAS 14, "Financial Reporting for Segments of a Business Enterprise." FAS 131 establishes standards for the way public business enterprises report financial and descriptive information about the reportable operating segments in their financial statements. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company continues to evaluate the provisions of FAS 131 to determine the impact of the revised disclosure requirements on its fiscal 1999 financial statements.

YEAR 2000 COMPLIANCE

          The Company is currently working to resolve the potential impact of the Year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. The Company's new accounting and management reporting system is Year 2000 compliant. The laser manufacturer of the Company's lasers has advised the Company that the lasers will operate in the year 2000 and that the manufacturer is working to ensure that all documentation from the lasers' computers will be reported properly in the year 2000. At this stage in the assessment process, the Company does not believe that the Year 2000 issue will (1) pose significant operational problems for its business or products or (2) have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. There can be no assurance that operating problems or expenses related to the Year 2000 issue will not arise with the Company's computer systems and software or that the Company's customers or suppliers will be able to resolve their Year 2000 issues in a timely manner. Accordingly, the Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.


ITEM 8
                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                                              Page
Report of Independent Accountants                                                              F-1
Consolidated Balance Sheet at April 30, 1998 and 1997                                          F-2
Consolidated Statement of Operations for the three years
          ended April 30, 1998                                                                 F-3
Consolidated Statement of Changes in Stockholders' Equity
          for the three years ended April 30, 1998                                             F-4
Consolidated Statement of Cash Flows for the three years
          ended April 30, 1998                                                                 F-5
Notes to Consolidated Financial Statements                                                     F-6

Financial Statement Schedules:
          VIII - Valuation and Qualifying Accounts                                             F-18

All other schedules were omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.


ITEM 9

                        CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The directors, executive officers and key personnel of the Company, their positions with the Company, and their ages are as follows:


            NAME                          AGE                                          POSITION
John J. Klobnak                           47         Chairman of the Board and Chief Executive Officer
Robert W. May                             51         Vice-Chairman of the Board, General Counsel and Secretary
B.  Charles Bono III                      50         Executive Vice President, Chief Financial Officer and
                                                     Treasurer
James C. Wachtman                         37         Executive Vice President and Chief Operating Officer --
                                                     North America
Dr.  Henry Simon                          67         Director
James M. Garvey                           50         Director
Richard Lindstrom, M.D.                   51         Director
Steven C. Straus                          41         Director

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

          ROBERT W. MAY, ESQ. Mr. May joined the Company as its Vice-Chairman and General Counsel in September 1993. Prior to joining the Company as a full-time employee, Mr. May served as Corporate Secretary, general corporate counsel and a director of the Company and was engaged in private legal practice in St. Louis, Missouri from 1985 until 1993.

          B. CHARLES BONO III. Mr. Bono joined the Company as Executive Vice President, Chief Financial Officer and Treasurer in 1992. From 1980 to 1992, Mr. Bono was employed by Storz Instrument Company, a global marketer of ophthalmic devices and pharmaceutical products, serving as Vice President of Finance from 1987 to 1992.

          JAMES C. WACHTMAN. Mr. Wachtman joined the Company as Chief Operating Officer -- North American Operations in May 1996. From 1983 until he joined the Company, Mr. Wachtman was employed by McGaw, Inc., a manufacturer of disposables for home infusion, in various positions. Most recently, he served as Vice President/Operations of CAPS, a hospital pharmacy division of McGaw.

          DR. HENRY SIMON. Dr. Simon has served as a director of the Company since November 1995. Since 1996 he has served as Chairman, and from 1993 to 1996 as CEO and Managing Partner, of Schroder Ventures International Life Sciences Advisers, a venture capital advisory company. Dr. Simon serves as Chairman of Mitel, Inc., a manufacturer of telecommunications equipment, Shire Pharmaceutical Group plc, a British company, and Leica Microsystems AG, a German company.

          JAMES M. GARVEY. Mr. Garvey has served as a director of the Company since November 1995. Mr. Garvey serves as Chief Executive Officer and Managing Partner of Schroder Ventures Life Sciences Advisors, a venture capital advisory company which he joined in May of 1995. From 1989 to 1995, Mr. Garvey was Director of Allstate Venture Capital, the $600 million venture capital division of Allstate Corp. after initially directing Allstate Venture Capital's health care investment activity. Mr. Garvey is currently a director of Orthovita Inc., a U.S. company on a European exchange, MedNova Ltd., an Irish Company, and J&C Healthcare and has served as director and Chairman of several public and private healthcare companies.

          RICHARD L. LINDSTROM, M.D. Dr. Lindstrom has served as a director of the Company since November 1995. Since 1979, Dr. Lindstrom has been engaged in the private practice of ophthalmology and has been the President of Minnesota Eye Associates, P. A. (formerly Lindstrom, Samuelson & Hardten Ophthalmology Associates, P.A.) since 1989. In 1989, Dr. Lindstrom founded the Phillips Eye Institute Center for Teaching & Research, a ophthalmic research and surgical skill education facility, and he currently serves as the center's Medical Director. Dr. Lindstrom has served as an Associate Director of the Minnesota Lions Eye Bank since 1987. From 1980 to 1989, he served as a Professor of Ophthalmology at the University of Minnesota. Dr. Lindstrom received his M.D. and his B.A. and B.S. degrees from the University of Minnesota.

          STEVEN C. STRAUS. Mr. Straus has served as a director of the Company since January 1996. He currently serves as President and Chief Operating Officer of Jordan Industries, Inc., Healthcare Products Group. In 1997, Mr. Straus was Senior Vice President of the Ambulatory

Surgery Division of Columbia, the world's largest for-profit health care provider and was employed in a similar capacity with Medical Care America, Inc. from 1993 until Medical Care America was merged into Columbia/HCA Healthcare Corporation in 1994. From 1986 to 1993, Mr. Straus held various positions with Baxter Healthcare Corporation.

                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

          As required by the Securities and Exchange Commission rules under
Section 16 of the Securities Exchange Act of 1934, as amended, the Company notes that during the fiscal year ended April 30, 1998, all reports regarding transactions in the Company's common stock were filed timely.


ITEM 11

                             EXECUTIVE COMPENSATION

          The following table sets forth the compensation paid to six officers earning total compensation at annual rates in excess of $100,000 during the fiscal year ended April 30, 1998:


                                                                                                                      WARRANTS
NAME AND PRINCIPAL POSITION               FISCAL YEAR        SALARY(A)             BONUS(B)         OTHER(C)         AND OPTIONS
---------------------------               -----------        ---------             --------         --------         -----------
John J. Klobnak                            April 1998         $202,700               $144,999         $4,750            150,000(d)
  Chief Executive Officer                  April 1997         $196,800               $ 32,000         $  792             38,250(e)
                                           April 1996         $186,000(a1)           $124,330             --                  0

Alan F. Gillam                             April 1998         $313,576(a3)                  0        $   159                  0
  former President, left                   April 1997         $190,700               $ 30,512        $   318             36,000(e)
  the Company May 1997                     April 1996         $185,340(a1)           $123,890             --                  0

Robert W. May                              April 1998         $166,200                $85,185         $4,750            100,000(d)
  Secretary and                            April 1997         $161,300               $ 25,808         $  950             33,750(e)
  General Counsel                          April 1996         $156,710(a1)           $104,750             --                  0

B. Charles Bono                            April 1998         $152,700               $ 79,743         $4,750            100,000(d)
  Exec. VP, CFO                            April 1997         $148,200               $ 23,712         $  988             22,500(e)
  and Treasurer                            April 1996         $143,950(a1)           $ 96,230             --                  0

James C. Wachtman                          April 1998         $160,000               $ 96,746         $4,750            110,000(d)
  Chief Operation Officer                  April 1997         $140,000               $ 28,000         $  817            125,000(f)
  joined the Company in
  May 1996

T. Wesley Dunn                             April 1998         $125,000               $ 92,460         $4,750             20,000(d1)
  Vice President-Sales                     April 1997         $125,000               $ 30,850         $  792             75,000(g)
                                           April 1996         $125,000(a2)           $ 10,400             --                  0

(a)       Annual compensation rate as of April 30th of fiscal year.
(a1)      Effective since October 11, 1995.
(a2)      Effective since February 1, 1996 date of hire.
(a3)      Includes severance payment and accrued vacation.
(b)       Earned during fiscal year but paid in the following fiscal year.
(c) Company matching contribution to 401(k) plan made in Company common stock.
(d)       Warrants with exercise price of $7.4375 per share.
(d1)      Options with exercise price of $7.4375 per share.
(e)       Warrants with exercise price of $12.4375 per share.
(f) Incentive Stock Options(10,000), Non-Qualified Warrants(40,000) and unregistered warrants (75,000) with exercise price of $7.625 per share, initially issued at $12.50 per share.
(g) Non-Qualified Warrants with exercise price of $8.25 per share since August 7, 1996 initially issued at $12.625 per share during fiscal 1996.

                   WARRANT AND OPTION GRANTS LAST FISCAL YEAR


                                                                         PERCENT OF
                                                                           TOTAL
                                                                          OPTIONS/
                                                       NUMBER OF:         WARRANTS        EXERCISE
                                                       OPTIONS(O)        GRANTED TO        PRICE           EXPIRATION DATE/
                NAME/POSITION                          WARRANTS(W)        EMPLOYEES      PER SHARE         GRANT DATE VALUE
                -------------                          -----------        ---------      ---------         ----------------
John J. Klobnak                                                                                             September, 2002
  Chief Executive Officer                                150,000(w)         19.5%          $7.4375             $370,800

Robert W. May                                                                                               September, 2002
  Secretary and General Counsel                          100,000(w)         13.0%          $7.4375             $247,200

B.  Charles Bono                                                                                            September, 2002
  Exec. V.P., CFO and Treasurer                          100,000(w)         13.0%          $7.4375             $ 247,200

James C. Wachtman                                                                                           September, 2002
  Chief Operating Officer                                110,000(w)         14.3%          $7.4375             $271,900

T.  Wesley Dunn                                                                                             September, 2002
  V.P. - Sales                                            20,000(o)          2.6%          $7.4375              $49,400

          The warrants and options have a five year term and vest 25% on the grant date and the 25% per year for three years. The exercisability of these warrants and options may accelerate in the event of a change in control of the company. The Black-Scholes option pricing model was used to determine the value of options and warrants issued as of the grant date using the following assumptions, dividend yield - none, 6% risk free rate of return, 45% volatility, and expected time of exercise - thirty months. The grant date values do not take into account risk factors such as non-transferability and limits on exercisability. The ultimate value of a stock warrant or option will depend on the market value of the Company's stock at a future date and could vary significantly from the theoretical Black-Scholes value.

             AGGREGATED OPTION/WARRANT EXERCISES IN LAST FISCAL YEAR
                    AND FISCAL YEAR END OPTION/WARRANT VALUES


                                                             OPTIONS AND WARRANTS AT FISCAL YEAR END
                                                                                            VALUE OF
                                                              NUMBER OF SECURITIES        UNEXERCISED
                                                            UNDERLYING UNEXERCISED       IN-THE-MONEY
                        # OF SHARES                               EXERCISABLE/           EXERCISABLE/
                    ACQUIRED ON EXERCISE   VALUE REALIZED        UNEXERCISABLE           UNEXERCISABLE
                    --------------------   --------------        -------------           -------------
John J. Klobnak           N/A                 N/A                 478,917/112,500    $3,067,100/$675,000
Alan F. Gillam          225,700            $964,400               126,000/ 0           $475,400/$  0
Robert W. May             N/A                 N/A                 258,950/ 75,000    $1,346,500/$450,000
Charles Bono             16,850             $59,900               157,000/ 75,000      $795,100/$450,000
James C. Wachtman        N/A                  N/A                 142,708/ 92,292      $862,500/$524,100
T. Wesley Dunn            N/A                 N/A                  80,000/ 15,000      $419,100/$ 90,000

          The value of the unexercised in-the-money options and warrants was calculated using the $13.4375 closing price per share of the Company's common stock on April 30, 1998 minus the exercise price.


                          OPTION AND WARRANT REPRICINGS

                                                                        James C. Wachtman     T. Wesley Dunn
Date                                                                    August 7, 1996        August 7, 1996
Number of securities underlying repriced options/warrants                         125,000             75,000
Market price of stock at time of repricing                                         $7.625             $7.625
Exercise price at time of repricing                                                $7.625              $8.25
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



ITEM 12

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table and notes thereto set forth certain information regarding beneficial ownership of the Company's common stock as of April 30, 1998 by (i) all those known by the Company to be beneficial owners of more than 5% of the Company's common stock, (ii) all of the Company's directors and (iii) all directors and executive officers of the Company as a group.


                                                                                        NUMBER                  PERCENTAGE OF
                                                                                       OF SHARES                COMMON SHARES
                                                                                     BENEFICIALLY               BENEFICIALLY
             DIRECTORS, OFFICERS AND 5% SHAREHOLDERS                                   OWNED(1)                     OWNED
             ---------------------------------------                                    -------                     -----
John J. Klobnak(2)
  540 Maryville Centre Dr. Suite 200
  St. Louis, MO 63141                                                                      604,032                      5.9%

Robert W. May(3)
  540 Maryville Centre Dr., Suite 200
  St. Louis, MO 63141                                                                      261,422                      2.6%

Dr. Henry Simon(4)
  20 Southampton Street
  London, England WC2E 7QG                                                               1,675,986                     17.3%

James M. Garvey(4)
  One Beacon Street, Suite 4500
  Boston, MA 02108                                                                       1,675,586                     17.3%

Richard L. Lindstrom, M.D.(5)
  710 East 24th Street
  Minneapolis, MN 55391                                                                    112,953                      1.2%

Steven C. Straus (6)
  1751 Lake Cook Road, Suite 550
  Deerfield, IL 60015                                                                        8,721                      0.1%

Provident Investment Counsel Inc.
and Robert M. Kommerstad (9)
  300 North Lake Avenue
  Pasadena, CA 91101                                                                       485,100                      5.0%


All officers and directors as a group (8 persons)(7)(8)                                  2,988,898                     27.5%

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

(2) Includes presently exercisable options and warrants to purchase 478,917 shares of common stock granted to Mr. Klobnak by the Board of Directors pursuant to the Company's Incentive Stock Option Plan, the Non-Qualified Warrant Plan and other unregistered warrants. See "Executive Compensation -- Stock Option Plan." and "Executive Compensation -- Employment Agreements". Mr. Klobnak also owns 112,500 warrants which are not presently exercisable.

(3) Includes presently exercisable warrants and options to purchase 258,950 shares of common stock granted to Mr. May by the Board of Directors pursuant to the Non-Qualified Warrant Plan, the Incentive Stock Option Plan and other unregistered warrants. Mr. May also owns 75,000 warrants which are not presently exercisable.

(4) Beneficial ownership established by virtue of membership on the Board of Directors of the Company as the representative of Schroder Ventures Life Sciences Advisors, Inc., an affiliate of the holders of 1,666,665 shares of the common stock of the Company. Includes presently exercisable options granted to Dr. Simon and Mr. Garvey, respectively, by the Board of Directors to purchase 8,321 shares of common stock each pursuant to the Non-Qualified Stock Option Plan. Each also owns 11,679 options which are not presently exercisable.

(5) Includes presently exercisable warrants and options to purchase 98,321 shares of common stock granted to Dr. Lindstrom by the Board of Directors pursuant to the Non-Qualified Option Plan as a director and medical director of the Company and unregistered warrants granted to Dr. Lindstrom as a consultant to the Company. Dr. Lindstrom also owns 141,679 options and warrants which are not presently exercisable.

(6) Includes presently exercisable options to purchase 8,321 shares of common stock granted to Mr. Straus by the Board of Directors pursuant to the Non-Qualified Option Plan. Mr. Straus also owns 11,679 options which are not presently exercisable.

(7) Includes presently exercisable options and warrants to purchase an aggregate of 1,044,867 shares of common stock granted to four executive officers (three of which are also directors) of the Company. An additional 347,500 options and warrants to purchase shares of common stock are owned but are not presently exercisable by these executive officers. See "Executive Compensation -- Stock Option Plan" and "Executive Compensation -- Employment Agreements."

(8) Includes presently exercisable options and warrants to purchase an aggregate of 861,151 shares of common stock granted to directors (two of which are also executive officers of the Company). An additional 364,216 options and warrants to purchase shares of common stock are owned but not presently exercisable by these directors or their affiliates.

(9)       Information obtained from an SEC filing on Schedule 13G dated April
          30, 1998.

          As required by the Securities and Exchange Commission rules under
Section 16 of the Securities and Exchange Act of 1934, the Company notes that during the fiscal year ended April 30, 1998, all reports regarding transactions in the Company's common stock were timely filed.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13

          All directors hold office until the next annual meeting of stockholders or the election and qualification of their successors. Other than Non-Qualified Stock Options and/or warrants, directors of the Company do not receive any compensation for their services as members of the Board of Directors, except for directors who have no other affiliation with the Company who receive $1,500 per Board meeting attended. Directors are entitled to reimbursement for expenses incurred in connection with their attendance at Board of Directors meetings. Officers are appointed by the Board of Directors and serve at the discretion of the Board.

          Dr. Henry Simon and James M. Garvey are both members of the Board of Directors and are affiliated with Schroder Ventures Life Sciences Advisors, Inc. a beneficial owner of 1,666,665 shares of the Company's common stock. Under the terms of the October 1995 Stock Purchase Agreement, the Company pays Schroder Ventures Life Sciences Advisors, Inc. $100,000 per year for consulting and advisory services.

                        EXHIBITS AND REPORTS ON FORM 8-K

ITEM 14

  3.0*             Company's Certificate of Incorporation and Amendment.
  3.1*             Company's Restated Certificate of Incorporation.
  3.2*             Form of Company's By-Laws, as amended.
  4.1*             Specimen Stock Certificate.
  4.2***           Stock Purchase warrant Initial Warrant)
  4.3***           Registration Rights Agreement
  4.4***           Form of Stock Purchase Warrant (additional Warrant)
21.0**             Subsidiaries of the Company
23.0**             Consent of Independent Accountants, PricewaterhouseCoopers
                   LLP

    * Incorporated by reference from Registration Statement No. 33-33843 effective on April 3, 1991.

   **     Filed herewith.

  ***     Incorporated by reference from Form 8-K filed July 1, 1997.

REPORTS ON FORM 8-K

          The following reports on Form 8-K were filed during the last quarter of the period covered by this report:


          On March 17, 1998, the Company filed a report on Form 8-K concerning the subpoena served upon it by the U.S. Department of Justice as discussed in
Item 3 of this Form 10-K.




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


Date: July 17, 1998

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


            SIGNATURE                                    TITLE                                              DATE
            ---------                                    -----                                              ----
/s/ John J. Klobnak
John J. Klobnak                              CEO, Chairman of Board of Directors                        July 15, 1998

/s/ B. Charles Bono
B. Charles Bono                              Exec. VP, CFO and Treasurer                                July 15, 1998

/s/ Robert W. May
Robert W. May                                Secretary, Director                                        July 15, 1998

/s/ James M. Garvey
James M Garvey                               Director                                                   July 16, 1998

/s/ Richard L. Lindstrom, M.D.
Richard L. Lindstrom, M.D.                   Director                                                   July 16, 1998

/s/ Dr. Henry Simon
Dr. Henry Simon                              Director                                                   July 16, 1998

/s/ Steven C. Straus
Steven C. Straus                             Director                                                   July 16, 1998

/s/ James C. Wachtman
James C. Wachtman                            Chief Operating Officer                                    July 15, 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Laser Vision Centers, Inc.


          In our opinion, the consolidated financial statements in the accompanying index present fairly, in all material respects, the financial position of Laser Vision Centers, Inc. and its subsidiaries at April 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PriceWaterhouseCoopers LLP


PriceWaterhouseCoopers LLP

St. Louis, Missouri

June 12, 1998

                   LASER VISION CENTERS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET



                                                                                      APRIL 30,
                                                                                      ---------
                                                                            1998                    1997
                                                                            ----                    ----

ASSETS
Current assets:
  Cash and cash equivalents                                               $  8,430,000             $ 3,794,000
  Restricted cash                                                              471,000                 461,000
  Accounts receivable, net of allowance of
    $395,000 and $360,000, respectively                                      3,503,000               1,719,000
  Inventory                                                                  1,185,000                 538,000
  Prepaid expenses and other current assets                                    686,000                 377,000
          Total current assets                                              14,275,000               6,889,000
Property and equipment:
  Laser equipment (Notes 5, 7 and 8)                                        16,485,000              12,617,000
  Medical equipment (Notes 5 and 8)                                            713,000                 750,000
  Mobile equipment                                                           3,498,000               1,599,000
  Furniture and fixtures                                                     1,374,000               1,316,000
                                                                           22,070,0000              16,282,000
Less-accumulated depreciation                                               (7,879,000)             (3,799,000)
          Net property and equipment                                        14,191,000              12,483,000
Other assets (Note 6)                                                        2,363,000               3,498,000
Total assets                                                              $ 30,829,000             $22,870,000

LIABILITIES, CONTINGENT EQUITY
  AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of notes payable (Note 7)                               $  2,365,000             $ 1,003,000
  Current portion of obligations under
    capital leases (Note 8)                                                    672,000                 690,000
  Accounts payable                                                           2,667,000               2,078,000
  Accrued compensation                                                         981,000                 616,000
  Other accrued liabilities                                                  2,036,000                 848,000
          Total current liabilities                                          8,721,000               5,235,000
Non-current liabilities:
  Notes payable (Note 7)                                                     5,907,000               4,544,000
  Capital lease obligations (Note 8)                                           678,000               1,589,000
  Other                                                                         30,000                 134,000
          Total non-current liabilities                                      6,615,000               6,267,000
Commitments and contingencies (Notes 11 and 12)
Contingent equity, common stock and stock options
     issued for contract rights (Note 3)                                            --               1,092,000
Stockholders' equity (Notes 13 and 14):
  Preferred stock - 6,000 shares issued at $1,000
    par value, Series B, 3,250
    shares outstanding, includes preferred dividends                         3,390,000                      --
  Common stock, par value $.01 per share,
    50,000,000 authorized; 9,687,323 and
    8,817,057 shares issued and outstanding,
    respectively                                                                97,000                  88,000
  Warrants and options                                                       1,378,000                  36,000
  Paid-in-capital                                                           42,635,000              38,663,000
  Accumulated deficit                                                      (32,007,000)            (28,511,000)
          Total stockholders' equity                                        15,493,000              10,276,000

          Total liabilities, contingent equity
            and stockholders' equity                                      $ 30,829,000             $22,870,000


                 See Notes to Consolidated Financial Statements.

                   LASER VISION CENTERS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                                                             YEARS ENDED APRIL 30,
                                                                                             ---------------------
                                                                              1998                   1997                1996
                                                                              ----                   ----                ----
Revenues                                                                  $ 23,469,000            $  8,238,000         $ 3,918,000
Cost of revenues (includes $4,435,000, $3,472,000,
 and $1,973,000 of depreciation, respectively)                              16,750,000               7,590,000           4,240,000
          Gross profit (loss)                                                6,719,000                 648,000            (322,000)

Selling, general and administrative expenses                                 9,592,000               9,719,000           5,831,000
Fixed asset impairment provision (Note 5)                                           --               2,772,000           3,063,000

          Loss from operations                                              (2,873,000)            (11,843,000)         (9,216,000)

Other income (expenses):
  Interest income and other                                                    377,000                 268,000             437,000
  Interest expense                                                          (1,000,000)               (597,000)           (216,000)
  Minority interest in net loss of subsidiary
    (Note 4)                                                                        --                 103,000             192,000
Net loss                                                                   ($3,496,000)           $(12,069,000)       $ (8,803,000)

  Preferred dividends (Note 9)                                                (198,000)               (126,000)           (439,000)

Net loss applicable to common stockholders                                 ($3,694,000)           ($12,195,000)        ($9,242,000)

Basic and diluted loss per share (Note 2)                                 $       (.40)           $      (1.45)        $     (1.75)

Weighted average number of common shares
  outstanding                                                                9,178,000               8,421,000           5,278,000



                 See Notes to Consolidated Financial Statements.

                   LASER VISION CENTERS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR EACH OF THE THREE YEARS ENDED APRIL 30, 1998



                                                    PREFERRED           COMMON STOCK                PAID-IN       ACCUMULATED
                                                     STOCK           SHARES        AMOUNT           CAPITAL         DEFICIT
                                                     -----           ------        ------           -------         -------
Balance at April 30, 1995                                          4,452,555      $45,000       $13,943,000     $(7,639,000)
Exercise of incentive and non-qualified options                      100,210        1,000           468,000
Exercise of C, D, non-qualified,
  underwriter and other warrants                                     363,294        3,000         2,137,000
Exercise of Class B and F warrants                                 1,159,690       12,000         6,910,000
Issuance of common stock in private offering                          242,218        2,000         1,143,000
Issuance of common stock in conjunction
  with acquisitions (Note 4)                                          98,026        1,000           911,000
Costs associated with issuance of
  convertible preferred stock with
  mandatory redemption provision                                                                 (1,242,000)
Dividends accrued on convertible
  preferred stock (Note 9)                                                                         (439,000)
Net loss for the year ended April 30, 1996                                                                       (8,803,000)
                                                                   ---------      -------       -----------    -------------
Balance at April 30, 1996                                          6,415,993       64,000        23,831,000     (16,442,000)
Issuance of restricted
  shares of common stock                                              20,609                        160,000
Exercise of incentive and non-qualified options                       28,790                        147,000
Dividends accrued on convertible
  preferred stock (Note 9)                                                                         (126,000)
Conversion of preferred stock (Note 9)                             2,349,991       24,000        14,641,000
Warrants and options issued (Note 14)
Shares issued to 401(k) plan
  for employees                                                        1,674                         10,000
Net loss for the year ended April 30, 1997                                                                      (12,069,000)
                                                                   ---------      -------       -----------    -------------
Balance at April 30, 1997                                          8,817,057       88,000        38,663,000     (28,511,000)
Issuance of preferred stock (Note 9)              $6,000,000                                       (875,000)
Exercise of incentive and
  non-qualified options and
  warrants                                                           410,123        4,000         2,178,000
Dividends accrued on convertible
  preferred stock (Note 9)                           198,000                                       (198,000)
Conversion of preferred stock                     (2,808,000)        452,146        5,000         2,803,000
Warrants and options issued (Note 9)
Shares issued to 401(k) plan
  for employees                                                        7,997                         64,000
Net loss for the year ended April 30, 1998                                                                       (3,496,000)
                                                  ----------       ---------      -------       -----------    ------------
Balance at April 30, 1998                         $3,390,000       9,687,323      $97,000       $42,635,000    $(32,007,000)




                                                     WARRANTS       TOTAL
                                                       AND       STOCKHOLDERS'
                                                     OPTIONS        EQUITY
                                                     -------        ------
Balance at April 30, 1995                                        $6,349,000
Exercise of incentive and non-qualified options                     469,000
Exercise of C, D, non-qualified,
  underwriter and other warrants                                  2,140,000
Exercise of Class B and F warrants                                6,922,000
Issuance of common stock in private offering                      1,145,000
Issuance of common stock in conjunction
  with acquisitions (Note 4)                                        912,000
Costs associated with issuance of
  convertible preferred stock with
  mandatory redemption provision                                 (1,242,000)
Dividends accrued on convertible
  preferred stock (Note 9)                                         (439,000)
Net loss for the year ended April 30, 1996                       (8,803,000)
                                                                  ----------
Balance at April 30, 1996                                         7,453,000
Issuance of restricted
  shares of common stock                                            160,000
Exercise of incentive and non-qualified options                     147,000
Dividends accrued on convertible
  preferred stock (Note 9)                                         (126,000)
Conversion of preferred stock (Note 9)                           14,665,000
Warrants and options issued (Note 14)                  $36,000       36,000
Shares issued to 401(k) plan
  for employees                                                      10,000
Net loss for the year ended April 30, 1997                      (12,069,000)
                                                    ----------   ----------
Balance at April 30, 1997                               36,000   10,276,000
Issuance of preferred stock (Note 9)                   362,000    5,487,000
Exercise of incentive and
  non-qualified options and
  warrants                                                        2,182,000
Dividends accrued on convertible
  preferred stock (Note 9)
Conversion of preferred stock
Warrants and options issued (Note 9)                   980,000      980,000
Shares issued to 401(k) plan
  for employees                                                      64,000
Net loss for the year ended April 30, 1998                       (3,496,000)
                                                    ----------  -----------
Balance at April 30, 1998                           $1,378,000  $15,493,000



                 See Notes to Consolidated Financial Statements.

                   LASER VISION CENTER, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                             YEARS ENDED APRIL 30,
                                                                              1998                   1997                1996
                                                                              ----                   ----                ----
Cash flows from operating expenses:
  Net loss                                                                 $(3,496,000)           $(12,069,000)        $(8,803,000)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                            4,925,000               3,910,000           2,203,000
    Fixed asset impairment                                                                           2,772,000           3,063,000
    Compensation paid in common stock                                          326,000                  46,000
    Imputed interest                                                                                                        74,000
    Changes in operating assets and liabilities, excluding
      the effects of acquisitions:
      Increase (decrease) in accounts receivable                            (1,784,000)               (914,000)             23,000
      Increase in inventory                                                   (647,000)               (378,000)            (87,000)
      Increase in prepaid expenses and other
        current assets                                                        (146,000)                (54,000)           (232,000)
      Increase in accounts payable                                             590,000               1,581,000             380,000
      Increase (decrease) in accrued liabilities                             1,257,000                (479,000)            746,000
      Decrease in minority interest                                                                   (103,000)           (192,000)
          Net cash provided (used) by
           operating activities                                              1,025,000              (5,688,000)         (2,825,000)
Cash flows from investing activities:
  Acquisition of equipment                                                  (4,132,000)             (4,586,000)         (5,993,000)
  Business acquisitions and other                                              (13,000)                (93,000)           (233,000)
  Equipment deposits                                                                                                    (1,685,000)
            Net cash used by investing activities                           (4,145,000)             (4,679,000)         (7,901,000)
Cash flows from financing activities:
  Proceeds from private offering, preferred                                  6,000,000
  Private placement offering costs, preferred                                 (513,000)
  Return of restricted cash                                                    255,000
  Proceeds from notes payable                                                1,863,000               4,148,000
  Payment on notes payable                                                  (1,315,000)               (459,000)         (2,135,000)
  Principal payments under capital lease
    obligations                                                               (716,000)             (2,257,000)           (252,000)
  Proceeds from exercise of incentive and
    nonqualified stock options and warrants                                  2,182,000                 107,000             469,000
  Deposits on financing contracts                                                                      (50,000)
  Proceeds from private offering, redeemable
    preferred                                                                                                           14,100,000
  Private placement offering costs, redeemable
    preferred                                                                                                           (1,117,000)
  Proceeds from private offerings, common                                                                                1,220,000
  Private placement offering costs, common                                                                                 (75,000)
  Net proceeds from exercise of Class A, B
    and F Warrants                                                                                                       6,922,000
  Net proceeds from exercise of other warrants                                                                           2,140,000
          Net cash provided by financing activities                          7,756,000               1,489,000          21,272,000
Net increase (decrease) in cash and
            cash equivalents                                                 4,636,000              (8,878,000)         10,546,000
Cash and cash equivalents at beginning of year                               3,794,000              12,672,000           2,126,000

Cash and cash equivalents at end of year                                   $ 8,430,000            $  3,794,000        $ 12,672,000


                                                                                             YEARS ENDED APRIL 30,
                                                                              1998                   1997                1996
                                                                              ----                   ----                ----
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
  Conversion of preferred stock, accrual of
   preferred dividends, and value assigned
   to warrants                                                              $2,571,000             $14,665,000
  Restricted cash upon issuance of capital leases                                                    1,650,000
  Management Services Agreements:
    Stock and stock options (returned) issued
          for contract rights                                               (1,092,000)              1,092,000
    Contract rights surrendered                                              1,044,000
    Equipment returned                                                         233,000
    Lease obligation transferred                                               215,000
    Warrants and options issued for equipment
          purchase and future services                                         718,000
  Notes payable issued for laser purchases                                   2,177,000                                   $ 675,000
  Capital lease obligations related to laser
    purchases                                                                                        1,045,000           1,936,000
  Accrued dividends and offering costs, private
    placement redeemable preferred                                                                     126,000             564,000
Acquisitions -- Fair value of assets acquired                                                                            1,676,000
  Liabilities assumed                                                                                                      595,000
  Common stock issued                                                                                  130,000             912,000
  Cash paid                                                                                            193,000             169,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                  $1,010,000             $   587,000        $    127,000


                 See Notes to Consolidated Financial Statements.

                   LASER VISION CENTERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF ORGANIZATION

          Laser Vision Centers, Inc. (the Company), provides access to excimer lasers and related services for the treatment of refractive vision disorders and owns 40 excimer lasers which are available for use in the United States, Canada or Europe. The Company is also the world's largest operator of mobile excimer laser systems and provides mobile laser access with two different types of mobile support equipment including the patented MobilExcimer(R) surgical suite which received FDA approval in April 1997 and another system which is used to move excimer lasers into qualified ambulatory surgery centers and physician's offices. The excimer laser can be used to treat refractive vision disorders such as nearsightedness, farsightedness and astigmatism to eliminate or reduce the need for corrective lenses. LaserVision Centers(R) operate primarily on a shared-access model, giving individual or group ophthalmic practices use of the technology without investment risk or maintenance requirements, thereby improving utilization of the excimer laser equipment. In addition, the Company provides a broad range of professional services, including physician and staff training, technical support services and maintenance and, through its MarketVision division, advertising and marketing programs and services.

          Photorefractive keratectomy (PRK) involves the use of an excimer laser to reshape the cornea, thereby adjusting its refractive power, which in turn eliminates or reduces the need for corrective lenses. Most of the Company's lasers were manufactured by VISX, Incorporated (VISX) which has received approval by the United States Food and Drug Administration (FDA) for use of their excimer lasers to perform PRK for myopia and astigmatism. In addition to such procedures, excimer lasers can also be used with microkeratomes to perform procedures known as laser in situ keratomileusis (LASIK). While LASIK has not been specifically approved in the U.S. by the FDA, it has been widely adopted by U.S. ophthalmologists and is treated by the FDA as a practice of medicine matter.

          The Company has operated excimer laser centers in Canada, Europe and the U.S. since 1991, 1993 and 1995, respectively. The Company currently provides excimer lasers and related services to fixed-site centers in the U.S., Canada, the United Kingdom, Finland, Greece, and Sweden and provides mobile services in the U.S., Canada, the United Kingdom, and Ireland. The Company's mobile access strategy makes it possible to provide excimer laser access to additional locations without having to purchase a separate laser for each location. In the United States, fixed-site laser centers are operated in conjunction with Columbia/HCA Healthcare Corporation or by the Company independently or through joint operating agreements. Risk factors associated with the successful implementation of the Company's business strategy include the absence of profitable operations, the potential for new refractive technologies, competition, the Company's dependence on limited sources of excimer lasers, government regulation, potential unidentified long-term medical risks associated with excimer laser surgery, product professional liability, the Company's ability to manage its growth, and its dependence on current management.

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

Cash equivalents

          The Company considers unrestricted cash, as well as short-term investments purchased with an original maturity of three months or less, to be cash equivalents. At April 30, 1998, cash and cash equivalents included $4,651,000 of money market funds and at April 30, 1997 $1,943,000 of money market funds and $1,488,000 of short term government obligations and commercial paper.

Fair Value of Financial Instruments

          For purposes of financial reporting, the Company has determined that the fair value of the Company's financial instruments, including cash and cash equivalents, accounts receivable, restricted cash, notes payable and capitalized lease obligations approximates book value at April 30, 1998 and 1997, based on terms currently available to the Company in financial markets.

Credit risk

          Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of funds held in commercial paper, money market accounts and trade receivables.

          As of April 30, 1998 and 1997, the Company has deposited $4,651,000 and $3,431,000, respectively, in government obligations, commercial paper and money market accounts at financial institutions. Management believes the credit risk related to these funds is limited due to the short-term nature of the accounts.

          One customer with multiple locations accounted for 21%, 24% and 3% of total revenues in fiscal 1998, 1997 and 1996, respectively and 17% of accounts receivable at April 30, 1998. Management believes the credit risk related to its trade receivables, and the patient notes with recourse to the Company, is limited due to the Company's large number of customers and that its allowance for doubtful accounts is adequate.

Inventory
          Inventory consists of key cards which operate the lasers and is recorded at cost.

Property and equipment

          Property and equipment is stated at cost. Long-lived assets determined to be impaired are stated at the estimated fair value at the date impairment was determined. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation and amortization are computed utilizing the straight-line method. In the opinion of management, this method is adequate to allocate the cost of equipment over its estimated useful lives which range from four to five years. Depreciation for lasers, mobile equipment and medical equipment is included in cost of revenues. Depreciation for leasehold improvements, furniture and fixtures is classified as a selling, general and administrative expense.

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

Stock-Based Compensation

          In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") which defines the fair value based method of accounting for stock options, purchase and award plans. SFAS 123 allows companies to use the fair value method defined in the Statement or to continue use of the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company utilizes APB 25 for accounting for employee stock options and warrants. See Note 14 for the pro forma impact on the net loss per share for the fiscal years ended April 30, 1998, 1997 and 1996.

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


Cost of revenues

          Cost of revenues include laser and medical equipment depreciation, laser maintenance including optics and gasses, per procedure royalty fees, mobile equipment travel, laser technician salaries, professional medical services and medical supplies for the LaserVision Centers division. For the MarketVision division, client media and production costs are expensed when the revenue is earned. Advertising costs are expensed as incurred and included in selling, general and administrative expenses for the LaserVision Centers division.

Income taxes

          The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recorded based on the difference between the income tax basis of assets and liabilities and their carrying amounts for financial reporting purposes. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Loss per share

          In March 1997, FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128), which requires public entities to present both basic and diluted earnings per share amounts on the face of their financial statements, replacing the former calculations of primary and fully diluted earnings per share. The Company adopted FAS 128 effective with the beginning of its fiscal 1998 third quarter. The calculations exclude the effect of stock options and warrants since their inclusion in such calculations would have been antidilutive.

Segment disclosure

          In June 1997, the FASB issued FAS 130, "Disclosures about Segments of an Enterprise and Related Information", effective for periods beginning after December 15, 1997. FAS 131 supersedes FAS 14, "Financial Reporting for Segments of a Business Enterprise." FAS 131 establishes standards for the way public business enterprises report financial and descriptive information about the reportable operating segments in their financial statements. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company continues to evaluate the provisions of FAS 131 to determine the impact of the revised disclosure requirements on its fiscal 1999 financial statements.

3. MANAGEMENT SERVICES AGREEMENTS

          Effective January 1, 1997, the Company completed a management services agreement with an ophthalmic practice whose president is a member of the Company's Board of Directors and is also the Company's medical director. The Company acquired certain contract rights and fixed assets for $288,000 of cash, the issuance of 96,400 shares of common stock and 157,593 stock options with an exercise price of $5.98 per share, the market price. The Company also assumed certain lease obligations described in Note 8.

          In April 1998, the previous management services agreement was terminated by mutual agreement. In accordance with the termination, the ophthalmic practice returned the previously issuable common stock and the stock options and agreed to repay $163,000 of the cash paid by the Company upon consummation of the original agreement. In addition the ophthalmic practice agreed to assume the capital lease obligations that were previously transferred and the Company returned the related ophthalmic equipment.

          Upon termination of the management services agreement described above, a new five year contract was entered with the president of the ophthalmic practice and member of the Company's Board of Directors to provide ongoing service as the Company's medical director for $60,000 per year. The Company has agreed to pay another physician in the same practice $60,000 per year for five years to provide services as a medical director for the Company. 160,000 unregistered warrants with an average exercise price of $10.53 per share, $.28 above the market price, were also issued to these physicians in exchange for their future services. The practice has also agreed to exchange their right to purchase an excimer laser at a discounted price in exchange for 60,000 stock options with an exercise price of $10.25 per share, the market price. The ophthalmic practice has committed to using this laser for a minimum number of procedures for five years. These unregistered warrants and stock options are included in the Warrants and options line in the Stockholders' equity section of the balance sheet. The $466,000 of costs associated with these future medical services have been deferred and will be amortized over the related service period (vesting period when shorter).

4.  ACQUISITIONS

          In October 1996, the Company acquired the 49.998% minority interest in its European subsidiary, Harley Street Laser Vision Centre, for approximately $193,000 plus the issuance of 17,000 shares of restricted common shares with a market value of $130,000.

          In April 1996, the Company purchased certain European assets and assumed certain liabilities of New Image Laser Centres Limited for approximately $229,000 ($60,000 paid during fiscal 1997).

          In February 1996, the Company purchased the stock of Med-Source, Inc. for 21,845 restricted shares of the Company's common stock with a market price of $265,000. In accordance with the purchase method of accounting, approximately $282,000 of goodwill was recorded.

          In August 1995, the Company acquired the stock and assumed certain liabilities of Vision Correction, Inc. of Minnesota for 76,181 shares of the Company's common stock with a market price of $648,000 issued. In accordance with the purchase method of accounting, approximately $664,000 of goodwill was recorded.

5.  FIXED ASSET IMPAIRMENT PROVISIONS

          In connection with the Company's continuing evaluation of the recoverability of its assets, asset impairment charges were recognized in the fourth quarter of fiscal 1997 ($2,772,000) and the fourth quarter of fiscal 1996 ($3,063,000). International lasers were written down in fiscal 1996. In fiscal 1997 domestic and international lasers, as well as goodwill was written down. The total original cost of the above equipment and goodwill written down in fiscal 1997 was $4,534,000 and the accumulated depreciation and amortization at the time of the write-downs was $1,404,000. The total original cost of the equipment written down in fiscal 1996 was $9,542,000 and the accumulated depreciation at the time of the write-downs was $4,044,000.

6. OTHER ASSETS

          Other assets at April 30 consist of the following:

                                                                              1998             1997
                                                                                               ----
Goodwill, net of $261,000 and $103,000 amortization,
  respectively (Notes 4 and 5)                                             $678,000           $836,000
Tradename and servicemark costs, net of $69,000 and $49,000
  amortization, respectively                                                113,000            136,000
Deferred contract rights, net of $42,000 amortization (Note 3)                               1,238,000
Future services obtained for issuance of warrants and options               539,000
Restricted cash (Notes 7 and 11)                                            974,000          1,239,000
Rent deposits and other, net                                                 59,000             49,000
                                                                             ------             ------
                                             Total                       $2,363,000         $3,498,000

          Restricted cash secures one of the Company's notes payable and the Company's guarantee to a third party of notes by certain patients who elected to finance a portion of the cost of their PRK or LASIK procedure.

7.  NOTES PAYABLE

          In September 1997, the Company borrowed $1,050,000 at 11.3% per annum with a term of four years to finance the acquisition of lasers and mobile equipment. The debt is collateralized by the same equipment. In October 1997 the Company borrowed $813,000 from the lender which provided financing in March 1997. The March 1997 debt agreement gave the lender the right to increase the amount funded by the loan under similar financial terms including the receipt of 7,500 additional stock warrants. This debt bears interest at 13.6% with a term of four years. In January 1998, the Company financed the purchase of a laser and other medical equipment for $390,000, with interest at 9.5% for three years. The debt is collateralized by the equipment purchased. In January and April 1998, the Company borrowed a total of $1,837,000 at 5.8% for two to three year terms to finance the purchase of six excimer lasers. The debt is collateralized by the same lasers.

          In October 1996 and March 1997, the Company entered into agreements to borrow a total of $5.9 million from two different lenders over four to four and one half years and bearing interest at 11% and 15% per annum, respectively. These loans were secured by fifteen excimer lasers used in the U.S. The October loan was also secured by $1,650,000 of restricted cash which will become available to the Company in proportion to the reduction in the principal balance and, under certain circumstances, if financial targets are achieved. As of April 30, 1998, $353,000 of this restricted cash is classified as a current asset and $914,000 is classified as a non-current asset. As part of the March loan agreement, the Company also issued 25,000 warrants, exercisable within five years, to the lender at the then current market price. At April 30, 1998 the future maturity schedule for these notes was as follows:


          YEAR ENDING APRIL 30,
          ---------------------
          1999                                         $2,365,000
          2000                                         $2,538,000
          2001                                         $2,894,000
          2002                                           $475,000

8.  OBLIGATIONS UNDER CAPITAL LEASES

          In January 1997, the Company assumed responsibility for an excimer laser lease and a microkeratome lease with remaining lives of three and one half years with principal payments totaling $381,000 and bearing interest at rates from 7% to 9% per annum as part of a management services agreement, see Note 3. In conjunction with the dissolution of the management services agreement in April 1998, the lease obligations have returned to the practice with which the management services agreement was dissolved. In August 1996, the Company financed an excimer laser purchase with a four year capital lease requiring principal payments totaling $525,000 and bearing interest at 15%. During fiscal 1997, the Company financed a total of nine corneal topographer purchases for use in the United States with three to five year capital leases requiring total principal payments of $139,000 and bearing interest at rates from 6% to 12% per annum.

          In September 1995, the Company acquired two excimer lasers for use in the United States. The lasers were financed by five year capital leases requiring principal payments totaling

$1,024,000 and bearing interest at 11% per annum. In January 1996, the Company acquired two additional excimer lasers which were financed by three and one-half year term capital leases requiring principal payments totaling $912,000 and bearing interest at 12% per annum. Future minimum payments under capital leases as of April 30, 1998 are as follows:


                   YEAR ENDING APRIL 30,                                             AMOUNT
                   ---------------------                                             ------
                   1999                                                              $793,000
                   2000                                                               585,000
                   2001                                                               117,000
                   2002                                                                26,000
                   Total minimum lease payments                                     1,521,000
                   Less amount representing interest                                 (171,000)
                   Less current portion                                              (672,000)
                                                                                     ---------
                   Long-term portion of obligations under capital leases             $678,000

          Assets under capital leases totaled $283,000 and $721,000, respectively, at April 30, 1998 and 1997. Depreciation of leased assets was $136,000, $655,000 and $265,000 for the years ended April 30, 1998, 1997 and
1996, respectively. In addition, the fixed asset impairment provision in fiscal 1997 included $1,590,000 related to leased U.S. lasers.

9.  CONVERTIBLE PREFERRED STOCK

          The Company's amended Articles of Incorporation authorize the Board of Directors to issue 1,000,000 shares of preferred stock, at $.01 par value per share, in one or more series, designated by them as to rights, preferences, terms and limitations.

          In June 1997, the Company received $6,000,000, less $513,000 of offering costs, from the issuance of 6,000 shares of restricted Series B Convertible Preferred Stock, par value $1,000, 100,000 vested stock warrants with an exercise price of $9.39 per warrant and, effective June 1998, 100,000 vested stock warrants with an exercise price of $17.85 per warrant. The Series B shares accrue a 5% non-cash dividend equivalent in preferred stock per year, $198,000 for the year ended April 30, 1998. The underlying common stock was registered with the SEC in August 1997. During fiscal 1998, a total of 2,750 Series B preferred shares were converted to 452,146 shares of common stock. The 3,250 Series B preferred shares outstanding have a mandatory conversion requirement by June 2001 which varies with the future market price of the Company's common stock and is subject to an $8.05 per share maximum conversion price. As of April 30, 1998, the outstanding Series B preferred stock including accrued dividends would have converted to 421,109 shares of common stock. The Series B preferred shares are non-voting except in regard to issues directly affecting the preferred stock as a class.

          In October 1995, the Company received $14,100,000, less $1,242,000 of offering costs, from the sale of 141,000 shares of restricted convertible preferred stock with a mandatory redemption provision in 2005. These restricted preferred shares, par value $100, converted into 2,349,991 shares of common stock during the first half of fiscal 1997 and were registered with the SEC in March 1997. For the fiscal years ended April 30, 1997 and 1996, dividends of $126,000 and $439,000, respectively, were accrued and reflected in the calculation of basic and diluted loss per common share.


10.  INCOME TAXES

          At April 30, 1998, the Company has net operating loss carryforwards of approximately $31 million available to offset future taxable income, expiring 2006 through 2013. The Company has recorded a deferred tax asset of approximately $13 million with offsetting valuation allowances at April 30, 1998. The "valuation allowance, equity" affects equity and will not reduce income tax expense. For purposes of recording deferred tax assets, no future taxable income is assumed given the results of operations of the Company to date. The amount of the valuation allowance could be reduced in the near term if estimates of future taxable income are increased.

       The components of deferred taxes at April 30 are as follows:

                                                                                                    1998                 1997
                                                                                                    ----                 ----
Net operating loss                                                                               $11,773,000           $ 9,403,000
Depreciation                                                                                       1,124,000             1,769,000
Other                                                                                                117,000                81,000
Net asset                                                                                         13,014,000            11,253,000
Valuation allowance, provision for income taxes                                                  (12,073,000)          (10,747,000)
Valuation allowance, equity                                                                         (941,000)             (506,000)
          Total deferred taxes                                                                   $        -0-           $       -0-



The components of income tax expense are as follows for the fiscal years ending April 30:


                                                                                      1998          1997           1996
                                                                                      ----          ----           ----
Computed expected tax benefit                                                        $ 1,189,000   $ 4,103,000   $ 2,993,000
Change in valuation allowance, provision for income taxes                             (1,327,000)   (4,593,000)   (3,178,000)
State income taxes, net of federal benefit                                               138,000       478,000       349,000
Other                                                                                         --        12,000      (164,000)
  Income tax expense                                                                 $        -0-  $        -0-  $        -0-

11.  COMMITMENTS AND CONTINGENCIES

Employment agreements

          During fiscal 1996, the Company entered into three-year agreements with four executive officers of the Company to provide for base salaries, the potential payment of certain bonuses and severance payments equal to 18 months of base compensation. Three other key employees have employment agreements with unexpired terms ranging from twelve to twenty four months.

Operating leases

          The Company has office and laser center lease agreements in St. Louis, Missouri and London, England. The respective leases commenced in 1994 and 1996 and shall end in 1999 and 2001. Approximate future minimum rental payments under the leases are as follows:


  YEAR ENDING APRIL 30,                                                                   MINIMUM RENTAL PAYMENTS
  ---------------------                                                                   -----------------------
          1999                                                                                    $329,000
          1000                                                                                     306,000
          2001                                                                                     283,000
          2002                                                                                       4,000

          Related rental expenses totaled $443,000, $545,000, and $184,000 for the years ended April 30, 1998, 1997 and 1996, respectively.

Notes with recourse

          As of April 30, 1998, the Company had guaranteed notes payable totaling $959,000 to a third party by certain patients who elected to finance a portion of the cost of their refractive surgery. Interest bearing deposits with the third party, classified as current and non-current restricted cash on the balance sheet, secure $178,000 of this contingent obligation.



12.  LEGAL PROCEEDINGS

          In March 1998 the Company was served with a subpoena by the United States Department of Justice. The Company understands that the subpoena is part of an industry-wide investigation into the so-called "international card" software that enabled the excimer lasers to be used to perform laser eye surgeries for higher myopia cases (greater than -6.0 diopters) than what was initially approved by the FDA. The FDA ultimately did approve use of an excimer laser for higher myopia cases in January 1998. Many ophthalmologists have taken the position that FDA restrictions on physicians' use of laser equipment through software control, rather than the traditional means of labeling, deny physicians the flexibility to treat individual patients as the physician deems medically necessary, and represent an unwarranted intrusion upon physicians' rights to practice medicine according to their best medical judgment. The subpoena requests that the Company produce several specified categories of documents. The Company has provided the documents as requested and intends to continue to fully cooperate in this matter. Although it is impossible to assess the effect, if any, of this investigation on the operating results and cash flow for a particular period, the Company's management does not believe that it should be material to the financial condition of the Company.

          Other than as described above, management does not expect that any outstanding or pending legal proceedings, individually or in the aggregate, will have a material adverse effect upon the Company's future results of operations, liquidity or financial condition.

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

          The 1990 Incentive Stock Option Plan (the Option Plan) was approved by stockholders of the Company on March 5, 1990 and amended by the stockholders on April 22, 1992, January 19, 1996 and March 19,1998. Under the terms of the Option Plan, the Company has reserved 1,000,000 shares for issuance upon exercise of options granted to employees and officers of the Company. The exercise price may not be less than the market price of the common stock on the date of grant. Options are nonassignable and may be exercised only by the employee while employed by the Company or within three months after termination of employment unless due to death or disability. Options are exercisable in increments over four years and expire no later than ten years from the date of the grant. All outstanding options had an initial expiration date of five years. A total of 371,405 options were available for issuance under this plan at April 30, 1998.

          The 1990 Non-Qualified Stock Option Plan (the Plan) was approved by the stockholders of the Company on March 5, 1990, and amended by the stockholders on April 22, 1992 and January 19, 1996. Under the terms of the Plan, as amended, the Company has reserved 600,000 shares of common stock for issuance upon exercise of options granted to outside directors and consultants. Such options vest over various lengths of time and expire after five years. A total of 165,237 options were available for issuance under this plan at April 30, 1998.

          Under the 1994 Non-Qualified Warrant Plan, as amended on January 19, 1996 and March 19, 1998, the Company has reserved 2,200,000 shares of common stock for issuance upon exercise of registered warrants granted to certain employees, directors and consultants. Such warrants generally vest ratably over periods up to twenty-four months and are exercisable over a five year period. A total of 527,000 warrants were available for issuance under this plan at April 30, 1998.

          Unregistered warrants are exercisable over a five year period and vest at varying rates ranging from immediately to four years. Of the 680,300 unregistered warrants outstanding as of April 30, 1998, 325,000 were issued to officers, employees and consultants during fiscal 1995 at $9.00 per share, above the market price, 100,000 were issued to a consultant during fiscal 1996 at $5.25 per share, below the market price, 60,000 were issued to medical advisors during fiscal 1998 at $11.00 per share, above the market price, and the balance were issued at the market price.

          Information with respect to the previous plans is as follows:


                                                                   NON-QUALIFIED
                                              INCENTIVE STOCK             STOCK      UNREGISTERED     NON-QUALIFIED
                                                   OPTION PLAN       OPTION PLAN         WARRANTS      WARRANT PLAN
                                                   -----------       -----------         --------      ------------
Outstanding at April 30, 1995                          286,695           192,000          355,000           944,500
Exercised ($3.00 to $7.75)                             (59,210)          (41,000)         (30,000)         (104,250)
Granted ($5.25 to $16.63)                               59,000                --          110,000            61,000
Canceled                                                (3,000)               --               --                --
Outstanding at April 30, 1996                          283,485           151,000          435,000           901,250

Exercised ($3.00 to $7.75)                             (10,283)          (16,957)              --            (1,550)
Exchanged ($5.00 to $8.13)                              19,000                --               --           (19,000)
Granted ($5.75 to $12.44)                               55,000            63,306           75,000           319,000
Canceled ($6.88 to $8.75)                              (31,000)          (40,000)              --          (100,000)
Outstanding at April 30, 1997                          316,202           157,349          510,000         1,099,700

Exercised ($3.00 to $8.75)                             (74,350)          (30,000)              --          (243,700)
Granted ($5.75 to $11.00)                              311,150           222,500          170,300           467,500
Canceled ($5.75 to $16.63)                             (69,850)          (13,043)              --                --
Outstanding at April 30, 1998                          483,152           336,806          680,300         1,323,500

Average price per share at April 30,
 1996                                                   $ 7.42            $ 5.78           $ 8.11            $ 6.40
 1997                                                   $ 7.28            $ 6.37           $ 8.04            $ 7.03
 1998                                                   $ 7.70            $ 7.76           $ 8.60            $ 7.43
Exercisable at April 30,
 1996                                                  170,235           151,000          239,583           827,041
 1997                                                  241,452           123,189          409,375           969,156
 1998                                                  249,602           223,663          492,025           973,073


          The Company also has the following warrants and options outstanding as of April 30, 1998:

                   47,388 Underwriter warrants-Exercisable for one share of common stock, at a price of $7.25 per share, expire in November 1998

                   100,000 warrants-Exercisable for one share of common stock, at a price of $9.39 per share, expire in June 2002

                   At the January 1998 Board of Directors meeting, 33,500 incentive stock options issued in January 1996 and April 1996 to non-officer employees had the exercise price reduced from a weighted average of $12.63 per option to $8.75 per option, above the market price at that time.

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


                   YEAR ENDING APRIL 30,                              1998               1997             1996
                   ---------------------                              ----               ----             ----
Net loss as reported (thousands)                                    $3,496            $12,069           $8,803
Pro forma net loss (thousands)                                      $4,309            $12,862           $9,064

Loss per share as reported                                            $.40              $1.45           $ 1.75
Pro forma loss per share                                              $.49              $1.54            $1.80

Weighted average fair value of grants at market                      $2.55              $2.75            $2.41
Weighted average fair value of grants below market                       -                  -            $4.06

          The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for grants in fiscal 1998, 1997 and 1996: risk-free interest rates ranging from 5.0% to 6.5%, expected volatility of 30% to 45%, no dividends, and an expected life of two and one half years. Since employee stock options and warrants are not traded on a secondary exchange, employees receive no benefit and derive no value from holding stock options and warrants under these plans without an increase in the market price of the Company's stock. Such an increase would benefit all stockholders.

The following table summarizes information for stock warrants and options outstanding at April 30, 1998:


                                                 WEIGHTED  AVERAGE              EXERCISABLE
                                                 -----------------              -----------
RANGE OF AVERAGE            NUMBER            REMAINING      EXERCISE       NUMBER       WEIGHTED
EXERCISE PRICE           OUTSTANDING          LIFE             PRICE     OUTSTANDING   EXERCISE PRICE
---------------          -----------          -----           ------     -----------   --------------
$  3.00                     37,652            1.8 years     $  3.00         37,652          $ 3.00
$  5.00 - $  6.50          671,300            1.0 years     $  5.51        646,150          $ 5.51
$  7.25 - $  9.00          721,888            1.7 years     $  8.34        713,838          $ 8.34
$  7.43 - $  8.75          948,806            4.1 years     $  7.58        368,612          $ 7.62
$  9.25 - $ 11.00          447,500            4.8 years     $ 10.02        185,500          $ 9.72
$ 12.44                    144,000            3.0 years     $ 12.44        144,000          $12.44
                           -------            ---           -------      ---------          ------
                         2,971,146            2.8 years     $  7.84      2,095,752          $ 7.65

The fiscal 1998 financial statements reflect $262,000 of expense for warrants and options issued as compensation to consultants and lenders, $718,000 of cost for warrants issued to acquire equipment and non-current contract rights from medical advisors and $362,000 of cost assigned to the warrants issued or issuable as part of the issuance of preferred stock. Fiscal 1997 operating results reflect $36,000 of expense for warrants and options issued as compensation to consultants and lenders.


15.  BUSINESS SEGMENT INFORMATION

          After allocating certain corporate expenses and determining the primary geographic area for mobile equipment, business segment information for the years ended April 30, 1998, 1997 and 1996 is as follows:


                                                                              FOREIGN
                                                                              -------
                                                 DOMESTIC          CANADA                EUROPE                  TOTAL
                                                 --------          ------                ------                  -----
YEAR ENDED APRIL 30, 1998
Revenues                                         $20,721,000       $836,000            $1,912,000             $23,469,000
Income (loss) from operations                    ($2,127,000)       $25,000             ($771,000)            ($2,873,000)
Interest/other income                                                                                            $377,000
Interest expense                                                                                              ($1,000,000)
  Net Loss                                                                                                    ($3,496,000)
Identifiable assets                              $27,064,000       $893,000            $2,872,000             $30,829,000
Capital expenditures                              $6,130,000                             $179,000              $6,309,000
Depreciation and amortization                     $3,767,000       $225,000              $933,000              $4,925,000

YEAR ENDED APRIL 30, 1997
Revenues                                         $ 5,279,000      $ 928,000           $ 2,031,000            $  8,238,000
Income (loss) from operations                    $(9,155,000)     $(725,000)          $(1,963,000)           $(11,843,000)
Minority interest in net
  loss of subsidiary                                                                                             $103,000
Interest/other income                                                                                            $268,000
Interest expense                                                                                                $(597,000)
  Net Loss                                                                                                   $(12,069,000)
Identifiable assets                              $18,310,000       $876,000            $3,684,000             $22,870,000
Capital expenditures                              $6,423,000       $436,000            $1,363,000              $8,222,000
Depreciation and amortization                     $2,642,000       $285,000              $983,000              $3,910,000



                                                                           FOREIGN
                                                                           -------
                                                 DOMESTIC          CANADA           EUROPE                TOTAL
                                                 --------          ------           ------                -----
YEAR ENDED APRIL 30, 1996
Revenues                                       $   1,720,000    $   943,000        $ 1,255,000          $ 3,918,000
Income (loss) from operations                    $(3,554,000)   $(1,350,000)       $(4,312,000)         $(9,216,000)
Minority interest in net
  loss of subsidiary                                                                                       $192,000
Interest/other income                                                                                      $437,000
Interest expense                                                                                          ($216,000)
  Net loss                                                                                              $(8,803,000)
Identifiable assets                              $24,325,000    $   561,000        $ 4,027,000          $28,913,000
Capital expenditures                             $ 7,197,000    $   426,000        $   981,000          $ 8,604,000
Depreciation and amortization                    $   306,000    $   467,000        $ 1,430,000          $ 2,203,000


SCHEDULE VIII                                      VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in thousands)
                                         Balance at          Expense                  Uncollectable           Balance at
                                  beginning of year        provision          Other        accounts          end of year
FISCAL 1998
Doubtful accounts
receivable                                     $360             $153                         $(118)                 $395

FISCAL 1997
Doubtful accounts
receivable                                      286              121              -            (47)                  360

FISCAL 1996

Doubtful accounts
receivable                                      157              127         $34(a)            (32)                  286


          (a) - Allowances obtained as part of European acquisition