Form 10-Q
period 1998-07-31
LASER VISION CENTERS INC
filed 1998-09-10
CIK 861875

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


      X-QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE SECURITIES
               EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                                  JULY 31, 1998


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

Common Stock outstanding as of September 8, 1998 - 9,910,829 shares.

                           LASER VISION CENTERS, INC.
               FORM 10-Q FOR QUARTERLY PERIOD ENDED JULY 31, 1998
                                     INDEX


         PART OR ITEM                                                                            PAGE

Part I. FINANCIAL STATEMENTS
Item 1.  Interim Consolidated Financial Statements


         Consolidated Balance Sheet - July 31, 1998 and April 30, 1998............................3-4

         Consolidated Statement of Operations - Three months ended July 31, 1998 and 1997...........5

         Consolidated Statement of Cash Flow - Three months ended July 31, 1998 and 1997..........6-7

         Consolidated Statement of Changes in Stockholders' Equity - Three months ended July 31, 1998...........................................................8


         Notes to Interim Consolidated Financial Statements......................................9-10


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations


         Liquidity and Capital Resources........................................................10-11

         Results of Operations..................................................................11-12


Part II. OTHER INFORMATION


Item 1.  Legal Proceedings.........................................................................13

Item 2.  Changes in Securities.....................................................................13

Item 3.  Defaults upon Senior Securities...........................................................13

Item 4.  Submission of Matters to a
         Vote of Security Holders..................................................................13

Item 5.  Other Information.........................................................................13

Item 6.  Reports on Form 8-K.......................................................................13

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET


                                                            (Unaudited)
                                                              JULY 31,         April 30,
                                                               1998              1998
CURRENT ASSETS
      Cash and cash equivalents                            $  8,985,000    $  8,430,000
      Restricted cash                                           499,000         471,000
      Receivables, net of allowances of
       $419,000 and $395,000, respectively                    4,114,000       3,503,000
      Inventory                                               1,015,000       1,185,000
      Prepaid expenses and
       other current assets                                   1,089,000         686,000
                                                           ------------    ------------

                                    Total Current Assets     15,702,000      14,275,000

EQUIPMENT
      Laser equipment                                        16,812,000      16,485,000
      Medical Equipment                                         785,000         713,000
      Mobile equipment                                        3,733,000       3,498,000
      Furniture and fixtures                                  1,450,000       1,374,000
      -Accumulated depreciation                              (9,062,000)     (7,879,000)
                                                           ------------    ------------

                                    Total Equipment, Net     13,718,000      14,191,000

OTHER ASSETS
      Restricted cash                                           974,000         974,000
      Goodwill, net                                             639,000         678,000
      Tradename and service mark costs, net                     108,000         113,000
      Deferred contract rights                                  503,000         539,000
      Rent deposits and other, net                               79,000          59,000
                                                           ------------    ------------

                                    Total Other Assets        2,303,000       2,363,000
                                                           ------------    ------------

                                            Total Assets   $ 31,723,000    $ 30,829,000
                                                           ============    ============


See notes to interim consolidated financial statements


LASER VISION CENTERS, INC. AND SUBSIDIARIES                      (Unaudited)
CONSOLIDATED BALANCE SHEET                                        JULY 31,        April 30,
                                                                   1998             1998
CURRENT LIABILITIES

      Current portion of notes payable                         $  2,500,000    $  2,365,000
      Current portion of capitalized
       lease obligation                                             691,000         672,000
      Accounts payable                                            2,903,000       2,667,000
      Accrued compensation                                          586,000         981,000
      Other accrued liabilities                                   2,129,000       2,036,000
                                                               ------------    ------------
                           Total Current Liabilities              8,809,000       8,721,000

NON-CURRENT LIABILITIES
      Notes payable                                               5,277,000       5,907,000
      Capitalized lease obligations                                 497,000         678,000
      Deferred revenue and other                                     16,000          30,000
                                                               ------------    ------------
                           Total Non-Current Liabilities          5,790,000       6,615,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
      Preferred stock - 6,000 shares
       issued at $1,000 par value, Series B,
       3,250 shares outstanding, includes
       preferred dividends                                        3,430,000       3,390,000
      Common stock, par value of $.01 per
       share, 50,000,000 shares authorized;
       9,910,829 and 9,687,323 shares issued
       and outstanding, respectively                                 99,000          97,000
      Warrants and options                                        1,266,000       1,378,000
      Paid-in capital                                            44,003,000      42,635,000
      Accumulated deficit                                       (31,674,000)    (32,007,000)
                                                                -----------     -----------
                  Total Stockholders' Equity                     17,124,000      15,493,000
                                                                -----------     -----------

                  Total Liabilities and Stockholders' Equity   $ 31,723,000    $ 30,829,000
                                                               ============    ============

See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)



                                                                  Three Month Period
                                                                    Ended July 31,
                                                              1998                  1997
REVENUES                                                  $ 9,110,000           $ 4,098,000

Cost of revenues, depreciation                              1,133,000             1,046,000
Cost of revenues, other                                     5,111,000             2,271,000
                                                          -----------           -----------

                                    GROSS PROFIT            2,866,000               781,000

Selling, general and administrative expenses                2,366,000             2,131,000
                                                          -----------           -----------

                  INCOME (LOSS) FROM OPERATIONS               500,000            (1,350,000)

Other income (expenses)
 Interest and other income                                    101,000                55,000
 Interest and other expense                                  (268,000)             (242,000)
                                                          -----------           -----------

                  NET INCOME (LOSS)                           333,000            (1,537,000)

Preferred Dividends                                           (40,000)              (33,000)
                                                          -----------           -----------

NET INCOME (LOSS) APPLICABLE TO
 COMMON STOCKHOLDERS                                      $   293,000           ($1,570,000)
                                                          ===========           ===========

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE             $      0.03           ($     0.18)
                                                          ===========           ===========

Weighted average number of
 common shares outstanding-basic                            9,741,000             8,821,000
                                                          ===========           ===========
Weighted average number of
 common shares outstanding-diluted                         10,850,000             8,821,000
                                                          ===========           ===========

See notes to interim consolidated financial statements



LASER VISION CENTERS, INC. AND SUBSIDIARIES                             Three Month Period
CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited)                            Ended July 31,
                                                                    1998                 1997

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                            $   333,000          ($1,537,000)
 Adjustments to reconcile net loss to net cash
      used in operating activities:
       Depreciation and amortization                            1,231,000            1,162,000
       Compensation paid in common stock,
           options or warrants                                     86,000               11,000
       Increase in accounts receivables                          (611,000)            (733,000)
       (Increase) decrease in inventory                           170,000             (385,000)
       (Increase) decrease in prepaid expenses
        and other current assets                                 (403,000)              48,000
       Increase in accounts payable                               236,000              404,000
       Increase (decrease) in accrued liabilities                (316,000)             148,000
                                                              -----------          -----------
 Net cash provided by (used in) operating activities              726,000             (882,000)

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of equipment                                        (710,000)            (843,000)
 Other, net                                                       (23,000)              (1,000)
                                                              -----------          -----------
Net cash used in investing activities                            (733,000)            (844,000)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from private offering, preferred                                           6,000,000
 Private placement offering costs, preferred                                          (517,000)
 Proceeds from exercise of stock options and warrants           1,247,000               76,000
 Principal payments under capitalized
  lease obligations and notes payable                            (657,000)            (360,000)
 Deposits to restricted cash                                      (28,000)             (80,000)
                                                              -----------          -----------

  Net cash provided by financing activities                       562,000            5,119,000
                                                              -----------          -----------

  NET INCREASE IN CASH AND CASH EQUIVALENTS                       555,000            3,393,000

Cash and cash equivalents at beginning of period                8,430,000            3,794,000
                                                              -----------          -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 8,985,000          $ 7,187,000
                                                              ===========          ===========


LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited) (CONTINUED)



                                                                     Three Month Period
                                                                         Ended July 31,
                                                                    1998             1997
  Non-cash investing and financing:
     Adjustment of value of common stock
      and stock options issued for contract rights                                $352,000

     Accrual of preferred dividends and value
     assigned to warrants                                          $40,000         395,000



See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY (Unaudited)



                                               Common Stock
                                             $.01 Par Value                            Warrants                      Total
                                                                         Paid-in         and       Accumulated    Shareholders'
                     Preferred Stock       Shares        Amount          Capital       Options       Deficit        Equity

Balance-
 April 30, 1998          $3,390,000      9,687,323      $97,000       $42,635,000     1,378,000   ($32,007,000)   $15,493,000

Exercise of
warrants and options                       221,325        2,000         1,381,000      (136,000)                    1,247,000

Dividends accrued
on convertible
preferred stock              40,000                                       (40,000)

Warrants and
Options issued                                                                           24,000                        24,000

Shares issuable to
401(k) plan for
employees                                    2,181                         27,000                                      27,000

Net income for the
three month period
ended July 31, 1998                                                                                    333,000        333,000
                       ------------   ------------      -------      ------------    ----------   ------------    -----------

Balance -
 July 31, 1998         $  3,430,000      9,910,829      $99,000       $44,003,000    $1,266,000   ($31,674,000)   $17,124,000
                       ============   ============      =======       ===========    ==========   ============    ============


See notes to interim consolidated financial statements


LASER VISION CENTERS, INC. AND SUBSIDIARIES


               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


                                  JULY 31, 1998
                                   (Unaudited)

Item 1.
1. The information contained in the interim consolidated financial statements and footnotes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and related notes thereto contained in the April 30, 1998 Annual Report on Form 10-K filed by Laser Vision Centers, Inc. (the "Company") with the Securities and Exchange Commission. The unaudited interim consolidated financial statements as of July 31, 1998 and July 31, 1997, and for the quarterly period then ended, include all normal recurring adjustments which management considers necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. The interim consolidated financial statements include the accounts and transactions of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. The July 31, 1997 three month consolidated statement of operations includes certain reclassifications to conform with classifications for the three month period ended July 31, 1998.

The net income (loss) per share was computed using the weighted average number of common shares outstanding during each period. Weighted average number of common shares outstanding - diluted for the quarter ended July 31, 1998 include the dilutive effects of warrants and options using the treasury stock method. Common stock equivalents were excluded from the calculation for the quarter ended July 31, 1997 due to their anti-dilutive effect. The income (loss) per common share for the three months ended July 31, 1998 and 1997 reflects
$40,000 and $33,000 of accrued dividends, respectively, on the Series B Convertible Preferred Stock.

2. On September 1, 1998, the Company acquired all of the outstanding stock of Refractive Surgical Resources, Inc. (RSR) for $1.0 million in cash and $2.3 million in notes payable/future payments (of which $1.1 million is due within one year). Richard L. Lindstom, M.D., one of the Company's outside directors held a minority ownership position of less than 7% in RSR. RSR provides microkeratome access and the related disposable blades used by ophthalmologists during the LASIK procedure. This acquisition complements the Company's existing refractive surgery business and will be integrated with the Company's existing field operations. The acquisition will be accounted for as a purchase and about 95% of the purchase cost will be recorded as goodwill and amortized over 15 years. For the fiscal year ended April 30, 1998, RSR revenues were $1.7 million and assets, which consisted primarily of microkeratome equipment and current assets, were over $1.3 million.

3. The Company is currently working to resolve the potential impact of the Year 2000 on the processing of date-sensitive information by the Company's computerized information systems.

The Company's accounting and management reporting system is Year 2000 compliant. The laser manufacturer of the Company's lasers has advised the Company that the lasers will operate in the year 2000 and that the manufacturer is working to ensure that all documentation from the lasers' computers will be reported properly in the year 2000. At this stage in the assessment process, the Company does not believe that the Year 2000 issue will (1) pose significant operational problems for its business or products or (2) have a material adverse impact in the Company's financial position, results of operations or cash flows in future periods. There can be no assurance that operating problems or expenses related to the Year 2000 issue will not arise with the Company's computer systems and software or that the Company's customers or suppliers will be able to resolve their Year 2000 issues in a timely manner. Accordingly, the Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.

4. No net tax provision was recognized for the period as it is anticipated that any taxable income of the Company for the fiscal year will be offset by the utilization of net operating loss carryforwards. The Company has recorded a deferred tax asset, related primarily to net operating loss carryforwards, of approximately $10 million with an offsetting valuation allowance at July 31, 1998. For purposes of recording deferred tax assets, no future taxable income is assumed given the results of operations of the Company to date. The amount of the valuation allowance could be reduced in the near term if estimates of future taxable income are increased.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.
(A)      LIQUIDITY AND CAPITAL RESOURCES

Since the completion of its initial public offering in April 1991, the Company's primary sources of liquidity have consisted of financing from the sale of Common Stock and Convertible Preferred Stock, revenues from laser access services and marketing provided to ophthalmologists, equipment loans and equipment leases. At July 31, 1998, the Company had $8,985,000 of cash and cash equivalents compared with $8,430,000 at April 30, 1998. At July 31, 1998, the Company had working capital of $6,893,000 compared with working capital of $5,554,000 at April 30, 1998. The ratio of current assets to current liabilities at July 31, 1998 was
1.78 to one, compared to 1.64 to one at April 30, 1998.

Cash Flows from Operating Activities

Net cash provided by operating activities was $726,000 for the quarter ended July 31, 1998. Net cash used in operating activities was $882,000 for the quarter ended July 31, 1997. The cash flows provided by operating activities during the quarter ended July 31, 1998 primarily represent the net income in this period plus depreciation and amortization, less increases in accounts receivable and prepaid expenses and other current assets and a net decrease in current liabilities. The cash flows used in operating activities during the quarter ended July 31, 1997 primarily represent the net loss incurred in this period less depreciation and amortization, plus increases in accounts receivable and inventory partially offset by net increases in current liabilities.

Cash Flows from Investing Activities

Net cash used for investing activities was $733,000 and $844,000 during the quarters ended July 31, 1998 and 1997, respectively. Cash used for investing during the quarter ended July 31, 1998 and 1997 was primarily used to acquire equipment for the expanding U.S. market.

Cash Flows from Financing Activities

Net cash provided by financing activities was $562,000 and $5,119,000 during the quarters ended July 31, 1998 and 1997, respectively. Cash provided by financing during the quarter ended July 31, 1998 was primarily provided by proceeds from exercise of stock options and warrants offset by principal payments under capitalized lease obligations and notes payable. Cash provided by financing during the quarter ended July 31, 1997 was primarily provided by a private placement of convertible preferred stock partially offset by expenses related to the private offering and principal payments under capitalized lease obligations and notes payable.

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

(B)      RESULTS OF OPERATIONS

QUARTER ENDED JULY 31, 1998 COMPARED TO QUARTER ENDED JULY 31, 1997

The Company has continued to develop the U.S. market by targeting ophthalmologists in medium-sized markets. These ophthalmic practices are primarily served with two types of mobile excimer delivery systems. The Company also provides fixed excimer lasers in certain large and medium sized markets.

Revenues

Total revenues of $9,110,000 for the quarter ended July 31, 1998 increased by $5,012,000 from $4,098,000 for the quarter ended July 31, 1997, or an increase of 122%.

The increase is attributable to higher revenues from U.S. operations of $5,189,000, partially offset by a $177,000 decrease in European and Canadian revenues. The increase in domestic revenues is attributable to the increased number of procedures performed on each laser in the U.S. and new lasers. The decrease in European and Canadian revenues is attributable to closing certain unprofitable fixed sites and converting most of them to mobile sites.

Cost of Revenues/Gross Profit (Loss)

Cost of revenues increased to $6,244,000 for the quarter ended July 31, 1998 from $3,317,000 for the quarter ended July 31, 1997. Depreciation in cost of revenue increased to $1,133,000 from $1,046,000 in these respective periods due to the increased number of U.S. lasers and mobile equipment partially offset by decreased amortization of a management services contract which has been terminated.

Excluding laser and medical equipment depreciation, all other costs of revenues increased by $2,840,000 primarily due to an increase of $1,612,000 in domestic per procedure royalties, an increase of $456,000 in professional medical services, an increase of $400,000 in mobile laser operator salaries, and an increase of $170,000 in travel costs, and an increase of $92,000 in laser maintenance.

Total gross profit improved from $781,000 for the quarter ended July 31, 1997 to $2,866,000 for the quarter ended July 31, 1998. The variable gross profit, excluding depreciation, increased to $3,999,000 from $1,827,000, primarily due to increased procedures in the U.S.

Operating Expenses

Selling, general and administrative expenses increased to $2,366,000 from $2,131,000 for the quarters ended July 31, 1998 and 1997, respectively. The increase is primarily attributable to a net increase of $417,000 in salaries and related expenses partially offset by a decrease of $161,000 in selling and marketing expenses. Variable compensation earned by mobile laser technicians and certain insurance costs are now reported in cost of revenues. During fiscal 1998, these costs were recorded as operating expenses.

Other Income (Expenses)

Higher interest income caused the decrease in other income (expenses) to a net $167,000 in other expenses during the quarter ended July 31, 1998 from a net $187,000 in other expenses during the quarter ended July 31, 1997.

                            PART II-OTHER INFORMATION

Item 1.Legal Proceedings
             There has been no material change in the status of any litigation from that reported in the Form 10-K for the year ended April 30, 1998, nor has any other material litigation been initiated.


Item 2.Changes in Securities
             None


Item 3.Defaults upon Senior Securities
             None


Item 4.Submission of Matters to a Vote of Security Holders
             None


Item 5.Other Information
             None


Item 6.Reports on Form 8-K during the period covered by this report:
             None


Exhibits -   None

                                    Signature
                                    ---------
Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


LASER VISION CENTERS, INC.



\s\John J. Klobnak                                 September 10, 1998
------------------------------                     ------------------
John J. Klobnak                                          Date
Chairman of the Board and Chief Executive Officer



\s\B. Charles Bono III                             September 10, 1998
------------------------------                     ------------------
B. Charles Bono                                          Date
Chief Financial Officer