Form 10-Q
period 1998-10-31
LASER VISION CENTERS INC
filed 1998-11-30
CIK 861875

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


      X-QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE SECURITIES
               EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                                OCTOBER 31, 1998


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

Common Stock outstanding as of November 20, 1998 - 9,988,264 shares

                           LASER VISION CENTERS, INC.
              FORM 10-Q FOR QUARTERLY PERIOD ENDED OCTOBER 31, 1998
                                      INDEX


         PART OR ITEM                                                                                 PAGE
Part I.  FINANCIAL STATEMENTS
Item 1.  Interim Consolidated Financial Statements

         Consolidated Balance Sheet  - October 31, 1998 and April 30, 1998............................3-4

         Consolidated Statement of Operations - Three months and six months ended October 31, 1998 and 1997................................................................5

         Consolidated Statement of Cash Flow - Six months
         ended October 31, 1998 and 1997..............................................................6-7

         Consolidated Statement of Changes in Stockholders' Equity - Six months ended October 31, 1998.........................................................................8

         Notes to Interim Consolidated Financial Statements..........................................9-10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

         Liquidity and Capital Resources............................................................10-11

         Results of Operations......................................................................12-14

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................................15

Item 2.  Changes in Securities.........................................................................15

Item 3.  Defaults upon Senior Securities...............................................................15

Item 4.  Submission of Matters to a
         Vote of Security Holders......................................................................15

Item 5.  Other Information.............................................................................15

Item 6.  Reports on Form 8-K...........................................................................15

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET


                                                                        (UNAUDITED)
                                                                       OCTOBER 31,                      April 30,
                                                                              1998                          1998
CURRENT ASSETS
         Cash and cash equivalents                                        $8,491,000                    $ 8,430,000
         Restricted cash                                                     525,000                        471,000
         Accounts receivable, net                                          5,490,000                      3,503,000
         Inventory                                                         1,128,000                      1,185,000
         Prepaid expenses and
           other current assets                                            1,352,000                        686,000
                                                                         -----------                    -----------
                                    Total Current Assets                  16,986,000                     14,275,000

EQUIPMENT
         Laser equipment                                                  17,756,000                     16,485,000
         Medical equipment                                                 1,771,000                        713,000
         Mobile equipment                                                  3,907,000                      3,498,000
         Furniture and fixtures                                            1,495,000                      1,374,000
         -Accumulated depreciation                                       (10,226,000)                    (7,879,000)
                                                                         -----------                    -----------
                                    Total Equipment, Net                  14,703,000                     14,191,000

OTHER ASSETS
         Restricted cash                                                     822,000                        974,000
         Goodwill, net                                                     3,413,000                        678,000
         Tradename and service mark costs, net                               103,000                        113,000
         Deferred contract rights                                            522,000                        539,000
         Rent deposits and other, net                                         52,000                         59,000
                                                                         -----------                    -----------
                                    Total Other Assets                     4,912,000                      2,363,000
                                                                           ---------                    -----------
                                            Total Assets                 $36,601,000                    $30,829,000
                                                                         ===========                    ===========


See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET


                                                                         (UNAUDITED)
                                                                         OCTOBER 31,                      April 30,
                                                                             1998                           1998
CURRENT LIABILITIES
         Current portion of notes payable                                 $3,686,000                     $2,365,000
         Current portion of capitalized
           lease obligations                                                 842,000                        672,000
         Accounts payable                                                  4,183,000                      2,667,000
         Accrued compensation                                                947,000                        981,000
         Other accrued liabilities                                         1,750,000                      2,036,000
                                                                         -----------                   ------------
                                Total Current Liabilities                 11,408,000                      8,721,000
NON-CURRENT LIABILITIES
         Notes payable                                                     6,137,000                      5,907,000
         Capitalized lease obligations                                       607,000                        678,000
         Deferred revenue                                                                                    30,000
                                                                         -----------                   ------------
                                Total Non-Current Liabilities              6,744,000                      6,615,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
         Preferred stock - 6,000 shares issued at $1,000
            par value, Series B
            3,250 shares outstanding, includes
            preferred dividends                                            3,471,000                      3,390,000
         Common stock, par value of $.01 per
            share, 50,000,000 shares authorized;
            9,975,032 and 9,687,323 shares issued
            and outstanding, respectively                                    100,000                         97,000
         Warrants and options                                              1,346,000                      1,378,000
         Paid-in capital                                                  44,249,000                     42,635,000
         Accumulated deficit                                             (30,717,000)                   (32,007,000)
                                                                        ------------                    -----------
                                Total Stockholders' Equity                18,449,000                     15,493,000
                                                                        ------------                    -----------
                  Total Liabilities and Stockholders' Equity             $36,601,000                    $30,829,000
                                                                        ============                    ===========


See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                             Three Month Period                 Six Month Period
                                                              Ended October 31,                 Ended October 31,
                                                            1998           1997               1998             1997
REVENUES                                               $10,402,000      $5,224,000        $19,512,000        $9,321,000
COST OF REVENUES
  Royalty fees and professional
      medical services                                   3,481,000       1,873,000          6,906,000         3,237,000
  Depreciation and amortization                          1,220,000       1,077,000          2,353,000         2,122,000
  Other costs                                            2,046,000         998,000          3,732,000         1,905,000
                                                         ---------       ---------        -----------       -----------
         GROSS PROFIT                                    3,655,000       1,276,000          6,521,000         2,057,000
                                                         ---------       ---------        -----------       -----------
Selling, general and
   administrative expenses                               2,512,000       2,309,000          4,878,000         4,440,000
                                                         ---------       ---------         ----------        ----------
         INCOME (LOSS) FROM OPERATIONS                   1,143,000      (1,033,000)         1,643,000        (2,383,000)

Other income (expenses)
   Interest and other income                                93,000          89,000            194,000           144,000
   Interest and other expense                             (278,000)       (229,000)          (547,000)         (471,000)
                                                          ---------       ---------          ---------         ---------
         NET INCOME (LOSS)                                 958,000      (1,173,000)         1,290,000        (2,710,000)

Preferred Dividends                                        (41,000)        (66,000)           (81,000)          (99,000)
                                                          ---------     -----------        -----------       -----------
NET INCOME (LOSS) APPLICABLE TO
  COMMON STOCKHOLDERS                                     $917,000     ($1,239,000)        $1,209,000       ($2,809,000)
                                                          ========      ===========        ==========       ============


         NET INCOME (LOSS) PER SHARE                         $0.09          ($0.14)             $0.12            ($0.31)
                                                             =====          ======              =====            ======


         NET INCOME (LOSS) PER SHARE - DILUTED               $0.09          ($0.14)             $0.11            ($0.31)
                                                             =====          ======              =====            ======

Weighted average number of
   common shares outstanding                             9,927,000       9,044,000          9,834,000         8,933,000
                                                         =========       =========          =========         =========
Weighted average number of
  common shares outstanding - diluted                   10,708,000       9,044,000         10,779,000         8,933,000
                                                        ==========       =========         ==========         =========

See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES                                      Six Month Period
CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)                                  Ended October 31,
                                                                              1998                 1997
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                       $1,290,000          ($2,710,000)
   Adjustments to reconcile net loss to net cash
         used in operating activities:
            Depreciation and amortization                                   2,596,000            2,372,000
            Compensation paid in common stock,
              options or warrants                                             193,000               66,000
   Changes in assets and liabilities net of effect
     of RSR acquisition
            Increase in accounts receivable                                (1,640,000)          (1,328,000)
            (Increase) decrease in inventory                                  144,000             (469,000)
            Increase in prepaid expenses
                and other current asset increase                             (629,000)            (298,000)
            Increase in accounts payable                                    1,428,000            1,033,000
            Increase (decrease) in accrued liabilities                     (1,349,000)               4,000
                                                                         -------------         -----------
Net cash provided by (used in) operating activities                         2,033,000           (1,330,000)

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of equipment                                                (1,533,000)          (2,553,000)
   Acquisition of RSR                                                        (468,000)
   Other, net                                                                   4,000              (14,000)
                                                                        -------------           -----------
Net cash used in investing activities                                      (1,997,000)          (2,567,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and warrants                        1,503,000            1,101,000
Proceeds from private offering, preferred                                                        6,000,000
Private placement offering costs, preferred                                                       (513,000)
Return of restricted cash                                                      98,000              153,000
Principal payments under capitalized
   lease obligations and notes payable                                     (1,576,000)            (826,000)
Proceeds from loan financings                                                                    1,863,000
                                                                           ----------            ---------
Net cash provided by financing activities                                      25,000            7,778,000
                                                                           ----------            ---------
                  NET INCREASE IN CASH
                           AND CASH EQUIVALENTS                                61,000            3,881,000

Cash and cash equivalents at beginning of period                            8,430,000            3,794,000
                                                                            ---------            ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $8,491,000          $ 7,675,000
                                                                           ==========          ===========

LASER VISION CENTERS, INC. AND SUBSIDIARIES                                         Six Month Period
CONSOLIDATED STATEMENT OF CASH FLOW                                                 Ended October 31,

                                                                               1998                1997
      Non-cash investing and financing:
         Conversion of preferred stock, accrual of
            preferred dividends, and value assigned
            to warrants                                                      $ 81,000           $1,652,000
         Adjustment of value of common stock and
             stock options issued for contract rights                          62,000              526,000
         Notes payable related to laser purchases                             620,000



On September 1, 1998, the Company purchased all of the capital stock of RSR for $468,000 and $2,141,000 in notes payable. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired                                                                   $4,231,000
Cash paid for the capital stock                                                                   (468,000)
                                                                                                ----------
  Liabilities assumed                                                                           $3,763,000
                                                                                                ==========


See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY (UNAUDITED)


                                                  Common Stock
                                                 $.01 Par Value
                                                                                         Warrants                        Total
                                                                          Paid-in           and       Accumulated    Shareholders'
                           Preferred Stock     Shares      Amount         Capital         Options       Deficit          Equity
Balance-
   April 30, 1998           $  3,390,000      9,687,323    $97,000       $42,635,000     1,378,000    ($32,007,000)    $15,493,000

Exercise of

warrants and options                            282,398      3,000         1,636,000      (136,000)                      1,503,000

Dividends accrued
on convertible

preferred stock                   81,000                                     (81,000)                                           --

Warrants and

Options issued                                                                             104,000                         104,000

Shares issuable to
401(k) plan for
employees                                        5,311                        59,000                                        59,000

Net income for the
six month period
ended October 31, 1998                                                                                   1,290,000       1,290,000
                              ----------     ---------    --------       -----------    ----------    ------------     -----------
Balance -
   October 31, 1998           $3,471,000     9,975,032    $100,000       $44,249,000    $1,346,000    ($30,717,000)    $18,449,000
                              ==========     =========    ========       ===========    ==========    ============     ===========


See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 1998
                                   (Unaudited)

Item 1.

     1. The information contained in the interim consolidated financial statements and footnotes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and related notes thereto contained in the April 30, 1998 Annual Report on Form 10-K filed by Laser Vision Centers, Inc. (the "Company") with the Securities and Exchange Commission. The unaudited interim consolidated financial statements as of October 31, 1998 and October 31, 1997, and for the quarterly and six month periods then ended, include all normal recurring adjustments which management considers necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. The interim consolidated financial statements include the accounts and transactions of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. The October 31, 1997 six month consolidated statements of operations include certain reclassifications to conform with classifications for the six month period ended October 31, 1998.

The net income (loss) per share was computed using the weighted average number of common shares outstanding during each period. Weighted average number of common shares outstanding - diluted for the quarter and six month period ended October 31, 1998 include the dilutive effects of warrants and options using the treasury stock method. The income per common share for the six months ended October 31, 1998 and for the quarter ended October 31, 1998, reflects $81,000 and $41,000, respectively, of accrued dividends on the Series B Convertible Preferred Stock. The loss per common share for the six months ended October 31, 1997 and for the quarter ended October 31, 1997 reflects $99,000 and $66,000, respectively, of accrued dividends on the Series B Convertible Preferred Stock.

     2. On September 1, 1998, the Company acquired all of the outstanding stock of Refractive Surgical Resources, Inc. (RSR) for $468,000 in cash and $2.1 million in notes payable/future payments (of which $1.1 million is due within one year). Richard L. Lindstom, M.D., one of the Company's outside directors held a minority ownership position of less than 7% in RSR. RSR provides microkeratome access and the related disposable blades used by ophthalmologists during the LASIK procedure. This acquisition complements the Company's existing refractive surgery business and is being integrated with the Company's existing field operations. The acquisition was accounted for as a purchase and the resulting goodwill will be amortized over 15 years. For the fiscal year ended April 30, 1998, RSR revenues were $1.7 million and assets, which consisted primarily of microkeratome equipment and current assets, were over $1.5 million.

     3. The Company is currently working to resolve the potential impact of the Year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The Company's accounting and management reporting system is Year 2000 compliant. The laser manufacturer of the Company's lasers has advised the Company that the lasers will operate in the year 2000 and that the manufacturer is working to ensure that all documentation from the lasers' computers will be reported properly in the year 2000. If this computer documentation is not available, the Company will prepare the necessary information manually. The Company expects that any remaining costs for Year 2000 compliance will be less than $100,000 and that the majority of these disbursements will be for equipment purchases and therefore will be capitalized and depreciated. At this stage in the assessment process, the Company does not believe that the Year 2000 issue will (1) pose significant operational problems for its business or products or (2) have a material adverse impact in the Company's financial position, results of operations or cash flows in future periods. There can be no assurance that operating problems or expenses related to the Year 2000 issue will not arise with the Company's computer systems and software or that the Company's customers or suppliers will be able to resolve their Year 2000 issues in a timely manner. Accordingly, the Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.

     4. No net tax provision was recognized for the period as it is anticipated that any taxable income of the Company for the fiscal year will be offset by the utilization of net operating loss carryforwards. The Company has recorded a deferred tax asset, related primarily to net operating loss carryforwards, of approximately $10 million with an offsetting valuation allowance at October 31, 1998. For purposes of recording deferred tax assets, no future taxable income is assumed given the results of operations of the Company to date. The amount of the valuation allowance could be reduced in the near term, including a later quarter in fiscal 1999, if estimates of future taxable income are increased.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.
(A)     LIQUIDITY AND CAPITAL RESOURCES

Since the completion of its initial public offering in April 1991, the Company's primary sources of liquidity have consisted of financing from the sale of Common Stock and Convertible Preferred Stock, revenues from laser access services and marketing provided to ophthalmologists, loans and leases. At October 31, 1998, the Company had $8,491,000 of cash and cash equivalents compared with $8,430,000 at April 30, 1998. At October 31, 1998, the Company had working capital of $5,578,000 compared with working capital of $5,554,000 at April 30, 1998. The ratio of current assets to current liabilities at October 31, 1998 was 1.49 to one, compared to 1.64 to one at April 30, 1998.


Cash Flows from Operating Activities

Net cash provided by operating activities was $2,033,000 for the six months ended October 31, 1998. Net cash used in operating activities was $1,330,000 for the six months ended October 31, 1997. The cash flows provided by operating activities during the quarter ended October 31, 1998 primarily represent the net income in the period plus depreciation and amortization and a net increase in current liabilities, less increases in accounts receivable and prepaid expenses and other current assets. Net cash used in operating activities during the six months ended October 31, 1997 primarily represent the net loss incurred in this period less depreciation and amortization plus increases in accounts receivable and prepaid expenses and other current assets partially offset by increases in current liabilities.

Cash Flows from Investing Activities

Net cash used for investing activities was $1,997,000 and $2,567,000 during the six months ended October 31, 1998 and 1997, respectively. Cash used for investing during the six months ended October 31, 1998 was used to acquire equipment for the expanding U.S. market and for the acquisition of RSR. Cash used for investing during the six months ended October 31, 1997 was used to acquire equipment for the expanding U.S. market.

Cash Flows from Financing Activities

Net cash provided by financing activities was $25,000 and $7,778,000 during the six months ended October 31, 1998 and 1997, respectively. Cash provided by financing during the six months ended October 31, 1998 was primarily provided from the exercise of stock options and warrants offset by principal payments under capitalized lease obligations and notes payable. Cash provided by financing during the six months ended October 31, 1997 was primarily provided by a private placement of preferred stock, proceeds from exercise of stock options and warrants, and proceeds from loan financings, partially offset by principal payments under capitalized lease obligations and notes payable.

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

(B)     RESULTS OF OPERATIONS

                                                         Three Month Period                 Six Month Period
                                                          Ended October 31,                 Ended October 31,
                                                        1998             1997             1998               1997
REVENUES
  Domestic refractive                               $9,263,000        $4,308,000      $17,415,000        $7,300,000
  International refractive                             761,000           700,000        1,411,000         1,527,000
  Marketing and training                               378,000           216,000          686,000           494,000
                                                   -----------        ----------      -----------        ----------
TOTAL REVENUE                                       10,402,000         5,224,000       19,512,000         9,321,000
  Royalty fees and professional
      medical services                               3,481,000         1,873,000        6,906,000         3,237,000
                                                   -----------         ---------      -----------        ----------
REVENUES LESS ROYALTY FEES AND
   PROFESSIONAL MEDICAL SERVICES,
   "NET REVENUE CONTRIBUTION"                       $6,921,000        $3,351,000      $12,606,000        $6,084,000
                                                    ==========        ==========      ===========        ==========

GROSS PROFIT                                        $3,655,000        $1,276,000       $6,521,000        $2,057,000
  % of total revenue                                       35%               24%              33%               22%
  % of net revenue contribution                            53%               38%              52%               34%

INCOME (LOSS) FROM OPERATIONS                       $1,143,000       ($1,033,000)      $1,643,000       ($2,383,000)
  % of  total revenue                                      11%              (20%)              8%              (26%)
  % of net revenue contribution                            17%              (31%)             13%              (39%)

NET INCOME (LOSS)                                     $958,000       ($1,173,000)      $1,290,000       ($2,710,000)
  % of total revenue                                        9%              (22%)              7%              (29%)
  % of net revenue contribution                            14%              (35%)             10%              (45%)

QUARTER ENDED OCTOBER 31, 1998 COMPARED TO QUARTER ENDED OCTOBER 31, 1997

The Company has continued to provide excimer laser access to additional sites throughout the U.S. In addition, the acquisition of RSR has enabled the company to provide microkeratome access. RSR revenues for September and October 1998 are included in domestic refractive revenues. The "net revenue contribution" reflects the dollars available to cover fixed and discretionary costs after excluding amounts which the Company collects for royalty fees and professional medical services.

Revenues

Total revenues of $10,402,000 for the quarter ended October 31, 1998 increased by $5,178,000 from $5,224,000 for the quarter ended October 31, 1997, or an increase of 99%.

The increase is attributable to higher domestic refractive revenues of $5.0 million and $0.2 million increase in other revenues. The increase in domestic revenues is attributable to the increased number of procedures performed on each laser in the U.S., new lasers, and the RSR acquisition in September 1998.

Cost of Revenues/Gross Profit

Cost of revenues increased to $6,747,000 for the quarter ended October 31, 1998 from $3,948,000 for the quarter ended October 31, 1997. Royalty fees and professional medical services increased to $3,481,000 from $1,873,000 in these respective periods due to the increased number of U.S. procedures. Depreciation in cost of revenue increased to $1,220,000 from $1,077,000 in these respective periods due to the increased number of lasers and mobile equipment in the U.S. partially offset by the elimination of amortization on a terminated management services contract.

Other costs of revenues increased to $2,046,000 for the quarter ended October 31, 1998 from $998,000 for the quarter ended October 31, 1997 due to increased costs of mobile laser operator salaries, travel and set-up related costs of $582,000, increased medical supply costs of $172,000 primarily attributable to the RSR acquisition, and an increase of $129,000 in laser and equipment maintenance.

Total gross profit improved from $1,276,000 or 24% for the quarter ended October 31, 1997 to $3,655,000 or 35% for the quarter ended October 31, 1998. The variable gross profit, excluding depreciation, increased to $4,875,000 from $2,353,000, primarily due to increased procedures in the U.S. and the RSR acquisition.

Operating Expenses

Selling, general and administrative expenses increased to $2,512,000 from $2,309,000 for the quarters ended October 31, 1997 and 1998, respectively. The increase is primarily attributable to an increase of $277,000 in salaries and related expenses and an increase in general and administrative expenses of $94,000 partially offset by a decrease of $179,000 in selling and marketing expenses. Variable compensation earned by mobile laser technicians and certain insurance costs are now reported in cost of revenues. During fiscal 1998, these costs were recorded as operating expenses. As a % of total revenues, operating expenses decreased from 44% to 24% for the quarters ended October 31, 1997 and 1998, respectively.

Other Income (Expenses)

Higher interest expense caused the $45,000 increase to a net $185,000 in other expenses during the quarter ended October 31, 1998 from a net $140,000 in other expenses during the quarter ended October 31, 1997.

SIX MONTHS ENDED OCTOBER 31, 1998 COMPARED TO SIX MONTHS ENDED OCTOBER 31, 1997

Revenues

Total revenues of $19,512,000 for the six months ended October 31, 1998 increased by $10,191,000 from $9,321,000 for the six months ended October 31, 1997, or an increase of 109%.

The increase is attributable to higher domestic refractive revenues of $10.1 million and a $0.1 million increase in other revenues. The increase in domestic revenues is attributable to the increased number of procedures performed on each laser in the U.S., new lasers, and the RSR acquisition in September 1998.

Cost of Revenues/Gross Profit

Cost of revenues increased to $12,991,000 for the six months ended October 31, 1998 from $7,264,000 for the six months ended October 31, 1997. Royalty fees and medical services increased to $6,906,000 from $3,237,000 in these respective periods due to the increased U.S. procedures. Depreciation in cost of revenue increased to $2,353,000 from $2,122,000 in these respective periods due to the increased lasers and mobile equipment in the U.S. partially offset by decreased amortization of a management services contract which has been terminated.

Other costs of revenues increased to $3,732,000 for the six months ended October 31, 1998 from $1,905,000 for the six months ended October 31, 1997 due to increased costs, including mobile laser operator salaries, travel and set-up related costs of $1,153,000, increased medical supplies of $233,000 and increased laser and equipment maintenance of $243,000.

Total gross profit improved from $2,057,000 or 22% for the six months ended October 31, 1997 to $6,521,000 or 33% for the six months ended October 31, 1998. The variable gross profit, excluding depreciation, increased to $8,874,000 from $4,179,000, primarily due to increased laser procedures in the U.S. and the RSR acquisition.

Operating Expenses

Selling, general and administrative expenses increased from $4,440,000 to $4,878,000 for the six month periods ended October 31, 1997 and 1998, respectively. The increase is primarily attributable to an increase of $694,000 in salaries and related expenses and an increase of $91,000 in general and administrative expenses partially offset by a decrease of $340,000 in selling and marketing expenses. As a % of total revenues, operating expenses decreased from 48% to 25% for the six month periods ended October 31, 1997 and 1998, respectively.

Other Income (Expenses)

Higher interest expense partially offset by higher interest income caused the $26,000 increase to a net $353,000 in other expenses during the six months ended October 31, 1998 from a net $327,000 in other expenses during the six months ended October 31, 1997.

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

Item 2. Changes in Securities
                  None.

Item 3. Defaults upon Senior Securities
                  None

Item 4. Submission of Matters to a Vote of Security Holders
                  None

Item 5. Other Information
                  None

Item 6. Reports on Form 8-K during the period covered by this report:
        On September 11, 1998, the Company filed a Current Report on Form 8-K regarding the acquisition by the Company of 100% of the stock of Refractive Surgical Resources, Inc. and the naming of James Wachtman as President.

Exhibits - None

                                    Signature
                                    ---------
Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASER VISION CENTERS, INC.


\s\John J. Klobnak                                            November 30, 1998
-------------------------------------                         -----------------
John J. Klobnak                                               Date
Chairman of the Board and Chief Executive Officer


\s\B. Charles Bono, III                                       November 30, 1998
-------------------------------------                         -----------------
B. Charles Bono                                               Date
Chief Financial Officer and
Principal Accounting Officer