Form 10-Q/A
period 1998-07-31
LASER VISION CENTERS INC
filed 1999-02-25
CIK 861875

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A


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

Reason for Amendment
The Year 2000 Compliance information is moved from "Notes to Interim Consolidated Financial Statements" to "Management's Discussion and Analysis".

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

Year 2000 Compliance

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


LASER VISION CENTERS, INC.



\s\John J. Klobnak                                 February 25, 1999
------------------------------                     ------------------
John J. Klobnak                                          Date
Chairman of the Board and Chief Executive Officer



\s\B. Charles Bono III                             February 25, 1999
------------------------------                     ------------------
B. Charles Bono                                          Date
Chief Financial Officer