Form 10-Q/A
period 1998-10-31
LASER VISION CENTERS INC
filed 1999-02-25
CIK 861875

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


\s\John J. Klobnak                                            February 25, 1999
-------------------------------------                         -----------------
John J. Klobnak                                               Date
Chairman of the Board and Chief Executive Officer


\s\B. Charles Bono, III                                       February 25, 1999
-------------------------------------                         -----------------
B. Charles Bono                                               Date
Chief Financial Officer and
Principal Accounting Officer