Form 10-Q
period 1999-01-31
LASER VISION CENTERS INC
filed 1999-02-25
CIK 861875

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


      X-QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE SECURITIES
     ---       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                                JANUARY 31, 1999


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

Common Stock outstanding as of February 24, 1998 - 10,597,134 shares

                           LASER VISION CENTERS, INC.
              FORM 10-Q FOR QUARTERLY PERIOD ENDED JANUARY 31, 1999
                                      INDEX


         PART OR ITEM                                                                                PAGE
Part I. FINANCIAL STATEMENTS

Item 1.  Interim Consolidated Financial Statements

         Consolidated Balance Sheet  - January 31, 1999 and April 30, 1998.............................3-4

         Consolidated Statement of Operations - Three months and nine months ended January 31, 1999 and 1998.................................................................5

         Consolidated Statement of Cash Flow - Nine months
         ended January 31, 1999 and 1998...............................................................6-7

         Consolidated Statement of Changes in Stockholders' Equity - Nine months ended January 31, 1999..........................................................................8

         Notes to Interim Consolidated Financial Statements...........................................9-11

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

         Liquidity and Capital Resources.............................................................11-12

         Results of Operations.......................................................................13-16

         Year 2000 Compliance...........................................................................17

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................................18

Item 2.  Changes in Securities..........................................................................18

Item 3.  Defaults upon Senior Securities................................................................18

Item 4.  Submission of Matters to a
         Vote of Security Holders.......................................................................18

Item 5.  Other Information..............................................................................18

Item 6.  Reports on Form 8-K............................................................................18


EXHIBITS

  27     FINANCIAL DATA SCHEDULE

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                (UNAUDITED)
                                                                JANUARY 31,               April 30,
                                                                       1999                 1998
CURRENT ASSETS
         Cash and cash equivalents                               $8,272,000              $8,430,000
         Restricted cash                                            545,000                 471,000
         Accounts receivable, net                                 8,186,000               3,503,000
         Inventory                                                2,142,000               1,185,000
         Prepaid expenses and
           other current assets                                   1,849,000                 686,000
         Deferred tax asset                                         944,000                       -
                                                                -----------             -----------

                                    Total Current Assets         21,938,000              14,275,000

EQUIPMENT
         Laser equipment                                         20,360,000              16,485,000
         Medical equipment                                        2,530,000                 713,000
         Mobile equipment                                         6,978,000               3,498,000
         Furniture and fixtures                                   1,664,000               1,374,000
         -Accumulated depreciation                              (11,710,000)             (7,879,000)
                                                                -----------             -----------

                                    Total Equipment, Net         19,822,000              14,191,000

OTHER ASSETS
         Goodwill, net                                            6,548,000                 678,000
         Restricted cash                                            804,000                 974,000
         Future services obtained for issuance
            of warrants and options                                 510,000                 539,000
         Tradename and service mark costs, net                       98,000                 113,000
         Rent deposits and other, net                               175,000                  59,000
                                                                -----------             -----------

                                    Total Other Assets            8,135,000               2,363,000
                                                                -----------             -----------

                                            Total Assets        $49,895,000             $30,829,000
                                                                ===========             ===========



See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                          (UNAUDITED)
                                                                          JANUARY 31,             April 30,
                                                                                1999                  1998
CURRENT LIABILITIES
         Current portion of notes payable                                 $5,373,000             $2,365,000
         Current portion of capitalized
           lease obligations                                               1,443,000                672,000
         Line of credit                                                      268,000
         Accounts payable                                                  5,770,000              2,667,000
         Accrued compensation                                              1,397,000                981,000
         Other accrued liabilities                                         1,909,000              2,036,000
                                                                        ------------            -----------
                                    Total Current Liabilities             16,160,000              8,721,000

NON-CURRENT LIABILITIES

         Notes payable                                                     6,278,000              5,907,000
         Capitalized lease obligations                                     2,303,000                678,000
         Other                                                                     -                 30,000
                                                                        ------------            -----------
                           Total Non-Current Liabilities                   8,581,000              6,615,000

MINORITY INTEREST                                                            282,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
         Preferred stock - 6,000 shares issued at $1,000 par value,
            Series B, 3,250 shares outstanding, includes
            preferred dividends                                            3,512,000              3,390,000
         Common stock, par value of $.01 per
            share, 50,000,000 shares authorized;
            10,568,694 and 9,687,323 shares issued
            and outstanding, respectively                                    106,000                 97,000
         Warrants and options                                              1,387,000              1,378,000
         Paid-in capital                                                  48,322,000             42,635,000
         Accumulated deficit                                             (28,455,000)           (32,007,000)
                                                                        ------------            -----------
                                    Total Stockholders' Equity            24,872,000             15,493,000
                                                                        ------------            -----------

                  Total Liabilities and Stockholders' Equity             $49,895,000            $30,829,000
                                                                        ============            ===========


See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                                         Three Months                  Nine Months
                                                      Ended January 31,             Ended January 31,
                                                      1999           1998           1999            1998
REVENUE                                          $ 14,062,000    $  6,345,000    $ 33,574,000    $ 15,666,000
COST OF REVENUE
  Royalty fees and professional
      medical services                              4,510,000       2,152,000      11,416,000       5,389,000
  Depreciation and amortization                     1,532,000       1,102,000       3,885,000       3,224,000
  Other costs                                       3,313,000       1,214,000       7,045,000       3,119,000
                                                 ------------    ------------    ------------    ------------
         GROSS PROFIT                               4,707,000       1,877,000      11,228,000       3,934,000
                                                 ------------    ------------    ------------    ------------
Selling, general and
   administrative expense                           3,049,000       2,638,000       7,927,000       7,078,000
                                                 ------------    ------------    ------------    ------------

         INCOME (LOSS) FROM OPERATIONS              1,658,000        (761,000)      3,301,000      (3,144,000)
Other income (expense)
 Interest and other income                            140,000         113,000         306,000         257,000
 Interest and other expense                          (316,000)       (265,000)       (835,000)       (736,000)
 Minority interest in net income
       of subsidiary                                  (22,000)           --           (22,000)           --
                                                 ------------    ------------    ------------    ------------
         NET INCOME (LOSS) BEFORE TAXES             1,460,000        (913,000)      2,750,000      (3,623,000)

Income tax benefit                                    802,000            --           802,000            --
                                                 ------------    ------------    ------------    ------------

         NET INCOME (LOSS)                          2,262,000        (913,000)      3,552,000      (3,623,000)

Preferred dividends                                   (41,000)        (56,000)       (122,000)       (155,000)
                                                 ------------    ------------    ------------    ------------

         NET INCOME (LOSS) APPLICABLE TO
           COMMON STOCKHOLDERS                   $  2,221,000    ($   969,000)   $  3,430,000    ($ 3,778,000)
                                                 ============    ============    ============    ============


         NET INCOME (LOSS) PER SHARE - BASIC     $       0.22    ($      0.10)   $       0.34    ($      0.42)
                                                 ============    ============    ============    ============

         NET INCOME (LOSS) PER SHARE - DILUTED   $       0.18    ($      0.10)   $       0.31    ($      0.42)
                                                 ============    ============    ============    ============

Weighted average number of
   common shares outstanding - basic               10,294,000       9,301,000       9,987,000       9,055,000
                                                 ============    ============    ============    ============
Weighted average number of
  common shares outstanding - diluted              12,313,000       9,301,000      11,574,000       9,055,000
                                                 ============    ============    ============    ============


See notes to interim consolidated financial statements


LASER VISION CENTERS, INC. AND SUBSIDIARIES                       Nine Months
CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)                Ended January 31,
                                                               1999            1998
CASH FLOWS - OPERATING ACTIVITIES
   Net income (loss)                                        $ 3,552,000    ($3,623,000)
   Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
            Depreciation and amortization                     4,335,000      3,600,000
            Deferred income taxes                              (944,000)
            Compensation paid in common stock,
              options or warrants                               311,000        249,000
            Minority interest in net income of subsidiary        22,000
   Changes in assets and liabilities, net of effect
     of RSR and MSS acquisitions
            Increase in accounts receivable                  (3,343,000)    (1,650,000)
            Increase in inventory                              (265,000)      (434,000)
            Increase in prepaid expenses
                and other current assets                       (710,000)      (235,000)
            Increase in accounts payable                      2,465,000        570,000
            Increase (decrease) in accrued liabilities       (1,089,000)       494,000
                                                            -----------    -----------
Net cash provided by (used in) operating activities           4,334,000     (1,029,000)
CASH FLOWS - INVESTING ACTIVITIES
   Acquisition of equipment                                  (3,905,000)    (2,960,000)
   Acquisition of RSR and MSS, net of cash acquired          (3,214,000)
   Other, net                                                   (32,000)       (18,000)
                                                            -----------    -----------
Net cash used in investing activities                        (7,151,000)    (2,978,000)
CASH FLOWS - FINANCING ACTIVITIES
  Proceeds from exercise of stock options and warrants        5,578,000      1,319,000
  Proceeds from private offering, preferred                                  6,000,000
  Private placement offering costs, preferred                                 (513,000)
  Return of restricted cash                                      96,000        126,000
  Principal payments under capitalized
    lease obligations, notes payable and line of credit      (3,015,000)    (1,379,000)
  Proceeds from loan financings                                              1,863,000
                                                            -----------    -----------
Net cash provided by financing activities                     2,659,000      7,416,000
                                                            -----------    -----------
                  NET INCREASE (DECREASE) IN CASH
                           AND CASH EQUIVALENTS                (158,000)     3,409,000

Cash and cash equivalents at beginning of period              8,430,000      3,794,000
                                                            -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 8,272,000    $ 7,203,000
                                                            ===========    ===========



LASER VISION CENTERS, INC. AND SUBSIDIARIES                 Nine Months
CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)          Ended January 31,
                                                        1999          1998
Non-cash investing and financing:
   Conversion of preferred stock, accrual of
      preferred dividends, and value assigned
      to warrants                                    $  122,000   $1,596,000
   Adjustment of value of common stock and
       stock options issued for contract rights          96,000      218,000
   Capital lease obligations and notes payable
     related to laser and equipment purchases         2,466,000      925,000
   Sale of assets to limited liability partnership      260,000
   Notes payable issued to acquire RSR and MSS        3,141,000




On September 1, 1998, Laser Vision purchased all of the capital stock of RSR for $468,000 of cash and $2,141,000 in notes payable. In conjunction with the acquisition, liabilities were assumed as follows:


Fair value of assets acquired                                                     $ 4,231,000
Cash paid for the capital stock                                                      (468,000)
                                                                                  -----------
  Liabilities assumed, including acquisition notes payable                        $ 3,763,000
                                                                                  ===========


On December 4, 1998, Laser Vision purchased all of the capital stock of MSS for $2.8 million in cash and $1.0 million in notes payable. In conjunction with the acquisition, liabilities were assumed as follows:


Fair value of assets acquired                                                     $ 8,305,000
Cash paid for the capital stock                                                    (2,800,000)
                                                                                  -----------
  Liabilities assumed, including acquisition notes payable                        $ 5,505,000
                                                                                  ===========



See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY (UNAUDITED)
-------------------------------------------


                                                   Common Stock
                                                   $.01 Par Value                         Warrants                       Total
                                                                          Paid-in           and       Accumulated     Shareholders'
                         Preferred Stock     Shares           Amount      Capital         Options       Deficit          Equity
Balance-

   April 30, 1998        $  3,390,000      9,687,323    $     97,000   $ 42,635,000    $  1,378,000   ($32,007,000)   $ 15,493,000

Exercise of
warrants and options                         874,583           9,000      5,717,000        (148,000)                     5,578,000

Dividends accrued
on convertible
preferred stock               122,000                                      (122,000)

Warrants and
options issued                                                                              157,000                        157,000

Shares issuable to
401(k) plan for
employees                                      6,788                         92,000                                         92,000

Net income for the
nine month period
ended January 31, 1999                                                                                   3,552,000       3,552,000
                         ------------   ------------    ------------   ------------    ------------   ------------    ------------

Balance -
   January 31, 1999      $  3,512,000     10,568,694    $    106,000   $ 48,322,000    $  1,387,000   ($28,455,000)   $ 24,872,000
                         ============   ============    ============   ============    ============   ============    ============



See notes to interim consolidated financial statements

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES
               Notes to Interim Consolidated Financial Statements
                                January 31, 1999
                                   (Unaudited)

Item 1.


1 - The information contained in the interim consolidated financial statements and footnotes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and related notes thereto contained in the April 30, 1998 Annual Report on Form 10-K filed by Laser Vision Centers, Inc. ("Laser Vision") with the Securities and Exchange Commission. The unaudited interim consolidated financial statements as of January 31, 1999 and January 31, 1998, and for the three and nine months then ended, include all normal recurring adjustments which management considers necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. The interim consolidated financial statements include the accounts and transactions of Laser Vision and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

2 - On September 1, 1998, Laser Vision acquired all of the outstanding stock of Refractive Surgical Resources, Inc. (RSR) for $468,000 in cash and $2.1 million in notes payable (of which $1.1 million is due within one year). Richard L. Lindstom, M. D., one of Laser Vision's outside directors, held a minority ownership position of less than 7% in RSR. RSR provides microkeratome access and the related disposable blades used by ophthalmologists during the LASIK procedure. This acquisition complements our existing refractive surgery business and has been integrated with our existing field operations. The acquisition was accounted for as a purchase and the resulting goodwill of $2.6 million will be amortized over 15 years. The results of operations of RSR are included with Laser Vision's results since the date of acquisition. For the fiscal year ended April 30, 1998, RSR revenue was $1.8 million and assets, which consisted primarily of microkeratome equipment and current assets, were over $1.5 million.

On December 4, 1998, Laser Vision acquired all of the outstanding stock of Midwest Surgical Services, Inc. (MSS) for $3.8 million (including accrued dividends) and, based on MSS's operating performance, up to $8.25 million of contingent consideration in cash and Laser Vision common stock. Laser Vision paid $2.8 million of the purchase price during the third quarter and owes $1 million which is payable in April 1999. Richard L. Lindstrom, M. D. held a minority position of less than 9% in MSS. MSS provides mobile access to cataract surgery technology. This acquisition allows us to provide another type of mobile service to our ophthalmic surgeon customers. MSS will be initially operated as a separate subsidiary while MSS's operating results will determine the amount of any additional consideration. The acquisition was accounted for as a purchase and the resulting goodwill of $3.4 million will be amortized over 15 years. Any additional consideration required to be paid will be recorded as goodwill at that time and amortized over the remaining life of the goodwill recorded. The results of operations of MSS are included with Laser Vision's results since the date of acquisition. For the fiscal year ended April 30, 1998, MSS revenue was $6.2 million and assets, which consisted primarily of equipment and current assets, were over $4.3 million.

The unaudited pro forma Laser Vision results from operations assuming both the RSR and MSS acquisitions were consummated as of May 1, 1997 are as follows:

                                                  Nine Months Ended             Nine Months Ended
                                                  January 31, 1999              January 31, 1998
                                                  -----------------             -----------------
Revenue                                              $39,805,000                  $ 21,544,000
Net Income (Loss)                                    $ 3,535,000                   ($3,727,000)
Net Income (Loss) per Share - basic                         $.34                         ($.43)
Net Income (Loss) per Share - diluted                       $.31                         ($.43)


3 - On January 1, 1999 Laser Vision established a limited liability partnership to own and operate one transportable refractive laser and related equipment and services in the State of Minnesota (the "partnership"). Laser Vision is the general partner and owns 60% of the partnership. Minnesota Eye Consultants, P.A. ("MEC") is a limited partner and owns 40% of the partnership. Richard L. Lindstrom, M. D. is President of MEC. Laser Vision contributed equipment valued at $650,000 to the partnership and will receive $260,000 from MEC for this minority interest. The $260,000 amount due from MEC is recorded as part of "Prepaid expenses and other current assets" and "Minority interest" on the January 31, 1999 balance sheet. Laser Vision will receive a revenue-based management fee from the partnership. The partnership will pay dividends quarterly based upon cash flows. The partnership's operating results are included in the Consolidated Statement of Operations.

4 - During the quarter ended January 31, 1999, management reassessed the realizability of Laser Vision's deferred tax assets as a result of Laser Vision's improving levels of and trend in profitability. For the three and nine months ended January 31, 1999, Laser Vision recognized a net tax benefit of $802,000 on pretax income of $1,460,000 and $2,750,000, respectively. The net tax benefit principally reflects the benefit of the reduction in the valuation allowance on deferred tax assets for the portion of the net operating loss ("NOL") carryforwards which are more likely than not realizable in the next fiscal year. Accordingly, the net tax benefit was recognized as a current asset at January 31, 1999. Because net operating losses are not available in all states where Laser Vision operates and are limited for alternative minimum tax ("AMT") purposes, a current tax provision of $142,000 was recorded in "Other accrued liabilities" for estimated state and AMT liabilities. The valuation allowance on deferred tax assets could be further reduced in the fourth quarter and future periods if Laser Vision's profitability continues to improve and estimates of future taxable income are increased.

5 - The net income (loss) per share was computed using the "Weighted average number of common shares outstanding - basic" during each period. The "Net Income per Share - basic" for the three months ended January 31, 1999 and for the nine months ended January 31, 1999, reflects $41,000 and $122,000, respectively, of accrued dividends on the Series B Convertible Preferred Stock. The "Net Loss per Share - basic" for the three months ended January 31, 1998 and for the nine months ended January 31, 1998 reflects $56,000 and $155,000, respectively, of accrued dividends on the Series B Convertible Preferred Stock. The sum of the quarterly net income (loss) per share amounts will not necessarily equal the year to date net income (loss) per share. For the three and nine months ended January 31, 1999, the Consolidated Statement of Operations reflects an income tax benefit which was not applicable during the three and nine months ended January 31, 1998.

"Weighted average number of common shares outstanding - diluted" for the three and nine months ended January 31, 1999 includes the dilutive effects of warrants and options using the treasury stock method and the Series B Convertible Preferred Stock. For the three months ended January 31, 1999, dilutive warrants and options were calculated using an average market price of $19.26 per common share. For the nine months ended January 31, 1999, dilutive warrants and options were calculated using an average market price of $14.62. As of January 31, 1999,
2.9 million warrants and options were outstanding with an average exercise price of about $9.50 each. Since MSS did not generate enough profitability during the two months ended January 31, 1999 to earn the minimum contingent consideration, no shares have been included for any Laser Vision stock issuable as contingent consideration. Diluted per share calculations follow:


                                              Three Months Ended           Nine Months Ended
                                           ------------------------     -----------------------
(thousands)                                    1/31/99    1/31/98         1/31/99   1/31/98
-----------                                    -------    -------         -------   -------
Net Income (Loss)                              $ 2,262   ($  913)         $ 3,552   ($3,623)
Preferred dividends                                 --   ($   56)              --   ($  155)
                                               -------   -------          -------   -------
      Net Income (Loss) Applicable Common
      Stockholders                             $ 2,262   ($  969)         $ 3,552   ($3,778)


Weighted average
number of common
shares outstanding - basic                      10,294     9,301            9,987     9,055
Dilutive securities-
  Warrants and options                           1,585        --            1,158        --
  Preferred stock                                  434        --              429        --
                                               -------   -------          -------   -------
       Weighted average number of common
       shares outstanding - diluted             12,313     9,301           11,574     9,055

Net Income (Loss)
per common share - diluted                     $   .18   ($  .10)         $   .31   ($  .42)







                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.
(A)      LIQUIDITY AND CAPITAL RESOURCES

Since the completion of its initial public offering in April 1991, the Company's primary sources of liquidity have consisted of financing from the sale of common stock and convertible preferred stock, revenues from laser access and marketing provided to eye surgeons, and loans and leases. Cash and cash equivalents decreased 2% or $158,000 to $8.3 million at January 31, 1999 from $8.4 million at April 30, 1998.
At January 31, 1999, working capital increased by 4% or $224,000 to $5.8 million from $5.6 million at April 30, 1998. The ratio of current assets to current liabilities at January 31, 1999 was 1.36 to one, compared to 1.64 to one at April 30, 1998.


Cash Flows -- Operating Activities

Net cash provided by operating activities increased by $5.4 million to $4.3 million for the nine months ended January 31, 1999 from a use of $1.0 million for the nine months ended January 31, 1998. The cash flows provided by operating activities during the nine months ended January 31, 1999 primarily represent the net income in the period plus depreciation and amortization and a net increase in current liabilities, less increases in accounts receivable, deferred taxes, and prepaid expenses and other current assets. The increases in current liabilities, accounts receivable, and prepaid expenses and other current assets are a result at increased procedure volumes. Net cash used in operating activities during the nine months ended January 31, 1998 primarily represents the net loss incurred in this period less depreciation and amortization plus increases in accounts receivable and prepaid expenses and other current assets partially offset by increases in current liabilities.

Cash Flows -- Investing Activities

Net cash used in investing activities increased 140% or $4.2 million to $7.2 million for the nine months ended January 31, 1999 from $3.0 million for the nine months ended January 31, 1998. Cash used for investing during the nine months ended January 31, 1999 was used to acquire equipment for the expanding U.S. market and for the acquisitions of MSS and RSR. Cash used for investing during the nine months ended January 31, 1998 was used to acquire equipment for the expanding U.S. market. Laser Vision expects capital expenditures for equipment to continue at or above recent levels during the next twelve months.


Cash Flows -- Financing Activities

Net cash provided by financing activities was decreased 64% or $4.8 million to $2.7 million for the nine months ended January 31, 1999 from $7.4 million for the nine months ended January 31, 1998. Cash provided by financing during the nine months ended January 31, 1999 was primarily provided by the exercise of stock options and warrants, offset by principal payments under capitalized lease obligations and notes payable. Cash provided by financing during the nine months ended January 31, 1998 was primarily provided by a private placement of preferred stock, proceeds from exercise of stock options and warrants, and proceeds from loan financings, partially offset by principal payments under capitalized lease obligations and notes payable.

The Company expects to continue to fund future operations from existing cash and cash equivalents, revenues received from providing laser access and market services, the exercise of stock options and warrants and future debt or equity financing as required. There can be no assurance that capital will be available when needed or, if available, that the terms for obtaining such funds will be favorable to Laser Vision.


(B)      RESULTS OF OPERATIONS
                                             Three Months                   Nine Months
                                           Ended January 31,             Ended January 31,
                                           1999         1998             1999              1998
REVENUE
  Domestic refractive               $ 11,759,000    $  5,640,000     $ 29,174,000    $ 12,940,000
  International refractive               651,000         563,000        2,062,000       2,090,000
  Cataract                             1,323,000            --          1,323,000            --
  Marketing and training                 329,000         142,000        1,015,000         636,000
                                    ------------    ------------     ------------    ------------
TOTAL REVENUE                         14,062,000       6,345,000       33,574,000      15,666,000
  Royalty fees and professional
      medical services                 4,510,000       2,152,000       11,416,000       5,389,000
                                    ------------    ------------     ------------    ------------
REVENUE LESS ROYALTY FEES AND
   PROFESSIONAL MEDICAL SERVICES,
   "NET REVENUE CONTRIBUTION"       $  9,552,000    $  4,193,000     $ 22,158,000    $ 10,277,000
                                    ============    ============     ============    ============

GROSS PROFIT                        $  4,707,000    $  1,877,000     $ 11,228,000    $  3,934,000
  % of total revenue                          33%             30%              33%             25%
  % of net revenue contribution               49%             45%              51%             38%

INCOME (LOSS) FROM OPERATIONS       $  1,658,000    ($   761,000)    $  3,301,000    ($ 3,144,000)
  % of  total revenue                         12%            (12%)             10%            (20%)
  % of net revenue contribution               17%            (18%)             15%            (31%)

NET INCOME (LOSS) BEFORE TAXES      $  1,460,000    ($   913,000)    $  2,750,000    ($ 3,623,000)
  % of total revenue                          10%            (14%)              8%            (23%)
  % of net revenue contribution               15%            (22%)             12%            (35%)


Laser Vision has continued to provide excimer laser access to additional sites throughout the U.S. In addition, the acquisition of RSR has enabled us to provide microkeratome access and the acquisition of MSS has allowed us to provide cataract services. RSR revenues for September 1998 through January 1999 are included in domestic refractive revenues. MSS revenues for December 1998 and January 1999 are shown as cataract revenues. The "net revenue contribution" reflects the dollars available to cover fixed and discretionary costs after excluding amounts that we collect for royalty fees and professional medical services.

THREE MONTHS ENDED JANUARY 31, 1999 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1998

Revenue

Total revenue increased by 122% or $7.7 million to $14.1 million for the three months ended January 31, 1999 from $6.3 million for the three months ended January 31, 1998.

The increase is attributable to higher domestic refractive revenue of $6.1 million, cataract revenue of $1.3 million and a $187,000 increase in marketing and training revenue. The increase in domestic revenue is attributable to the increased number of procedures performed on each laser in the U.S., the addition of new lasers, and the RSR acquisition. The cataract revenue is attributable to the acquisition of MSS.

Cost of Revenue/Gross Profit

Cost of revenue increased by 109% or $4.9 million to $9.4 million for the three months ended January 31, 1999 from $4.5 million for the three months ended January 31, 1998. Royalty fees and professional medical services increased to $4.5 million from $2.1 million in these respective periods due to the increased number of procedures performed in the U.S. Depreciation increased by 39% or $430,000 to $1.5 million from $1.1 million in these respective periods. This was primarily due to an increase in lasers and mobile equipment in the U.S. partially offset by decreased amortization of a management services contract which has been terminated.

Other costs of revenue increased by 173% or $2.1 million to $3.3 million for the three months ended January 31, 1999 from $1.2 million for the three months ended January 31, 1998. This was primarily due to increased costs including mobile laser operator salaries, travel and set-up related costs of $936,000, an increase in medical supply costs of $246,000 primarily attributable to the RSR acquisition, and an increase in laser and equipment maintenance costs of $268,000. Other costs of revenue related to providing cataract services were $660,000.

Total gross profit improved by 151% or 2.8 million to $4.7 million for the three months ended January 31, 1999 from $1.9 million for the three months ended January 31, 1998. The variable gross profit, excluding depreciation, increased to $6.2 million from $3.0 million. This was primarily due to an increase in the number laser procedures performed in the U.S. and the MSS and RSR acquisitions. As a percentage of total revenue, total gross profit increased to 33% from 30% for the three months ended January 31, 1999 and 1998 respectively.

Operating Expense

Selling, general and administrative expense increased by 16% or $411,000 to $3.0 million for the three months ended January 31, 1999 from $2.6 million for the three months ended January 31, 1998. This is primarily attributable to an increase of $329,000 related to the MSS acquisition and an increase of $182,000 in salaries and related expenses partially offset by a decrease of $166,000 in general and administrative expenses. As a percent of total revenue, operating expenses decreased from 42% to 22% for the three months ended January 31, 1998 and 1999, respectively.

Income (Loss) from Operations

Income from operations increased by $2.4 million to $1.7 million during the three months ended January 31, 1999 from a loss of $761,000 during the three months ended January 31, 1998. This was primarily due to the increased volume of domestic refractive procedures and the RSR and MSS acquisitions. As a percentage of total revenue, income from operations was 12% for the three months ended January 31, 1999.

Other Income (Expenses)

Higher interest expense and minority interest in net income of subsidiary partially offset by higher interest income caused a 30% or $46,000 increase to a net $198,000 in other expense during the three months ended January 31, 1999 from a net $152,000 in other expense during the three months ended January 31, 1998. This was due to higher interest costs associated with financing costs for capital expenditures and the acquisitions of RSR and MSS.

Net Income (Loss)

Net income increased by $3.2 million to $2.3 million for the three months ended January 31, 1999 from a loss of $913,000 for the three months ended January 31, 1998. This was primarily due to the increased volume of domestic refractive procedures and recognition of deferred income tax benefits. As a percentage of total revenue, net income was 10% for the three months ended January 31, 1999.

NINE MONTHS ENDED JANUARY 31, 1999 COMPARED TO NINE MONTHS ENDED JANUARY 31,
1998

Revenue

Total revenue increased by 114% or $17.9 million to $33.6 million for the nine months ended January 31, 1999 from $15.7 million for the nine months ended January 31, 1998.

The increase is attributable to higher domestic refractive revenue of $16.2 million, cataract revenue of $1.3 million and a $379,000 increase in marketing and training revenue. The increase in domestic revenue is attributable to the increased number of procedures performed on each laser in the U.S., the addition of new lasers, and the RSR acquisition. The cataract revenue is attributable to the acquisition of MSS.

Cost of Revenue/Gross Profit

Cost of revenue increased by 90% or $10.6 million to $22.3 million for the nine months ended January 31, 1999 from $11.7 million for the nine months ended January 31, 1998. Royalty fees and medical services increased to $11.4 million from $5.4 million in these respective periods due to the increased number of procedures performed in the U.S. Depreciation increased by 21% or $661,000 to $3.9 million from $3.2 million in these respective periods. This was primarily due to an increase in lasers and mobile equipment in the U.S. partially offset by decreased amortization of a management services contract which has been terminated.

Other costs of revenue increased by 126% or $3.9 million to $7.0 million for the nine months ended January 31, 1999 from $3.1 million for the nine months ended January 31, 1998. This was primarily due to increased costs, including mobile laser operator salaries, travel and set-up related costs of $2.2 million, an increase in medical supplies of $479,000 and an increase in laser and equipment maintenance costs of $511,000. Other costs of revenue related to providing cataract services were $660,000

Total gross profit improved by 185% or $7.3 million to $11.2 million for the nine months ended January 31, 1999 from $3.9 million for the nine months ended January 31, 1998. The variable gross profit, excluding depreciation, increased to $15.1 million from $7.2 million. This was primarily due to an increase in the number of laser procedures in the U.S. and the MSS and RSR acquisitions. As a percentage of total revenue, total gross profit increased to 33% from 25% for the nine months ended January 31, 1999 and 1998, respectively.

Operating Expense

Selling, general and administrative expense increased by 12% or $849,000 to $7.9 million for the nine months ended January 31, 1999 from $7.1 million for the nine months ended January 31, 1998. The increase is primarily attributable to an increase of $329,000 related to the MSS acquisition, an increase of $876,000 in salaries and related expenses partially offset by a decrease of $75,000 in general and administrative expenses and a decrease of $302,000 in selling and marketing expenses. As a percentage of total revenue, operating expense decreased from 45% to 24% for the nine months ended January 31, 1998 and 1999, respectively.

Income (Loss) from Operations

Income from operations increased by $6.4 million to $3.3 million during the nine months ended January 31, 1999 from a loss of $3.1 million during the nine months ended January 31, 1998. This was primarily due to the increased volume of domestic refractive procedures. As a percentage of total revenue, income from operations was 10% for the nine months ended January 31, 1999.

Other Income (Expense)

Higher interest expense and minority interest in net income of subsidiary partially offset by higher interest income caused a 15% or $72,000 increase to a net $551,000 in other expense during the nine months ended January 31, 1999 from a net $479,000 in other expense during the nine months ended January 31, 1998. This was due to higher interest costs associated with financing costs for capital expenditures and the acquisitions of RSR and MSS.

Net Income (Loss)

Net income increased by $7.2 million to $3.6 million for the nine months ended January 31, 1999 from a loss of $3.6 million for the nine months ended January 31, 1998. This was primarily attributable to the increased volume of domestic refractive procedures and the recognition of deferred income tax benefits. As a percentage of total revenue, net income was 11% for the nine months ended January 31, 1999.

Income Taxes

At April 30, 1998, Laser Vision had approximately $31 million of net operating losses available to be carried forward to offset future taxable income and which expire in the years 2006 through 2013. However, as a result of the history of losses incurred by Laser Vision, at April 30, 1998 there was insufficient objective evidence of future taxable income to utilize the net operating loss carryforwards ("NOL's") prior to their expiration. As a result, a valuation allowance was recorded for substantially all of the estimated $13 million of deferred tax assets which are principally associated with the net operating losses at April 30, 1998.

In the fourth quarter of fiscal 1998, Laser Vision`s operations became profitable. For the nine months ended January 31, 1999, Laser Vision had pretax income of approximately $2.8 million. Because of the improving levels of and trend in profitability, for the first time management was able to conclude based on objective evidence that Laser Vision will likely have taxable income in the next fiscal year. As a result, a portion of the valuation allowance was reduced and Laser Vision recognized a $0.8 million net tax benefit during the three months ended January 31, 1999.

Management will continue to review and assess the realizability of the deferred tax assets on a quarterly basis. The amount of net tax benefit or expense recognized in the future may fluctuate significantly depending on management's estimates of future taxable income. If Laser Vision's profitability continues to improve, additional reductions in the valuation allowance may be recognized. Generally, the benefit arising from the reduction in the valuation allowance is reflected in the statement of operations as a reduction of income tax expense. However, if an incremental tax benefit is attributed to certain equity transactions that did not impact operating results, such as those arising from the exercise of non-qualified stock options and warrants, the tax benefit of the release of the valuation allowance would be reflected directly in stockholders' equity.

Regardless of when the reduction in the valuation allowance is recognized or whether the tax benefit is recognized in the statement of operations or directly in equity, the utilization of the NOL's will substantially reduce Laser Vision's cash obligations for the payment of any income taxes otherwise due over the next several years.


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

The discussion set forth above analyzes certain factors and trends related to the financial results for the three and nine months ended January 31, 1999 and 1998. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements.

YEAR 2000 COMPLIANCE

We are currently working to reduce the potential impact of the Year 2000 on the processing of date-sensitive information by Laser Vision's computerized information systems. The provider of Laser Vision's accounting and management reporting system has advised us that it is Year 2000 compliant. VISX, the manufacturer of Laser Vision's excimer lasers, has advised us that its lasers will remain fully functional from a medical standpoint through the year 2000 and beyond. VISX is working to ensure that all procedural documentation from its lasers' computers will be reported properly in the year 2000. To the extent that any computer documentation of procedures is unavailable, we are prepared to manually produce the necessary reports.

The cataract equipment used by Midwest Surgical Services, Inc. (MSS) and the microkeratome equipment used for the LASIK procedure are not affected by the Year 2000 situation and will remain fully functional from a medical viewpoint according to the cataract and microkeratome equipment manufacturers.

We expect that any remaining costs for Year 2000 compliance will be less than $100,000 and that the majority of these disbursements will be for equipment purchases and therefore will be capitalized and depreciated. The total anticipated costs for Year 2000 compliance (past and future) is expected to be less than $150,000. At this stage in the assessment process, we do not believe that the Year 2000 issue will (1) pose significant operational problems for our business or products or (2) have a material adverse impact on our financial position, results of operations or cash flows in future periods. There can be no assurance that operating problems or expenses related to the Year 2000 issue will not arise with our computer systems and software or that our customers or suppliers will be able to resolve their Year 2000 issues in a timely manner. Accordingly, we plan to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.

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

Item 3.  Defaults upon Senior Securities
                  None

Item 4.  Submission of Matters to a Vote of Security Holders
                  None

Item 5. Other Information
                  None

Item 6. Reports on Form 8-K during the period covered by this report:

        On December 22, 1998, the Company filed a Current Report on Form 8-K regarding the acquisition by the Company of 100% of the stock of Midwest Surgical Services, Inc. and the naming of James Wachtman as President.

        On February 12, 1999, the Company filed a Current Report on Form 8-K/A regarding the acquisition by Laser Vision of 100% of the stock of Refractive Surgical Resources, Inc. and the acquisition by Laser Vision of 100% of the stock of Midwest Surgical Services, Inc.

Exhibit 27 - Financial Data Schedule

                                    Signature
                                    ---------
Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           LASER VISION CENTERS, INC.


\s\John J. Klobnak                                          February 25, 1999
---------------------------------                       ------------------------
John J. Klobnak                                                   Date
Chairman of the Board and Chief Executive Officer



\s\B. Charles Bono, III                                     February 25, 1999
---------------------------------                       ------------------------
B. Charles Bono                                                   Date
Chief Financial Officer and
Principal Accounting Officer