Form 10-Q/A
period 1997-07-31
LASER VISION CENTERS INC
filed 1999-04-22
CIK 861875

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


Reason for Amendment
The Company has restated its financial statements as of and for the quarterly period ended July 31, 1997 to account for the beneficial conversion features and the mandatory redemption features of the Series B Convertible Preferred Stock. See Note 2 to the Financial Statements.

                           LASER VISION CENTERS, INC.
              FORM 10-Q/A FOR QUARTERLY PERIOD ENDED JULY 31, 1997
                                     INDEX



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
                                                             ===========                ============



See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET


                                                                     JULY 31,                    April 30,
                                                                      1997                         1997
                                                                 (Restated-Note 2)
CURRENT LIABILITIES
         Current portion of notes payable                          $ 1,078,000                  $ 1,003,000
         Current portion of capitalized
           lease obligations                                           753,000                      690,000
         Accounts payable                                            2,481,000                    2,078,000
         Accrued compensation                                          295,000                      616,000
         Other accrued liabilities                                   1,317,000                      848,000
                                                                 -------------                 ------------
                          Total Current Liabilities                  5,924,000                    5,235,000

NON-CURRENT LIABILITIES
         Notes payable                                               4,259,000                    4,544,000
         Capitalized lease obligations                               1,377,000                    1,589,000
         Deferred revenue and other                                    134,000                      134,000
                                                                 -------------                 ------------
                          Total Non-Current Liabilities              5,770,000                    6,267,000

COMMITMENTS AND CONTINGENCIES

COMMON STOCK AND STOCK OPTIONS ISSUED
    FOR CONTRACT RIGHTS                                              1,444,000                    1,092,000

SERIES B CONVERTIBLE PREFERRED STOCK WITH MANDATORY
    REDEMPTION PROVISIONS, 6,000 SHARES (RESTATED-NOTE 2)            3,340,000

STOCKHOLDERS' EQUITY
         Common stock, par value of $.01 per
            share, 50,000,000 shares authorized;
            8,838,057 and 8,817,057 shares issued
            and outstanding, respectively                               88,000                       88,000
         Warrants and options (Restated-Note 2)                        292,000                       36,000
         Paid-in capital (Restated-Note 2)                          40,637,000                   38,663,000
         Accumulated deficit                                       (30,048,000)                 (28,511,000)
                                                                 -------------                 ------------
                                 Total Stockholders' Equity         10,969,000                   10,276,000
                                                                 -------------                 ------------
                 Total Liabilities and Equity                      $27,447,000                  $22,870,000
                                                                 =============                 ============


See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS


                                                                Three Month Period
                                                                 Ended July 31,
                                                                1997             1996
                                                         (Restated-Note 2)
REVENUES                                                   $ 4,098,000       $ 1,502,000

Cost of revenues, depreciation                                 993,000           615,000
Cost of revenues, other                                      2,271,000           724,000
                                                           -----------       -----------

                                  GROSS PROFIT                 834,000           163,000
                                                           -----------       -----------

Operating Expenses:
   General and administrative                                  788,000         1,191,000
   Salaries and related expenses                               875,000           807,000
   Depreciation and amortization                               168,000            98,000
   Selling and marketing expenses                              353,000           449,000
                                                           -----------       -----------


                                                             2,184,000         2,545,000
                                                           -----------       -----------

                          LOSS FROM OPERATIONS              (1,350,000)       (2,382,000)

Other income (expenses)
   Interest and other income                                    55,000           106,000
   Interest expense                                           (242,000)          (71,000)
   Minority interest in net loss
      of subsidiary                                                               55,000
                                                           -----------       -----------

                                      NET LOSS             ($1,537,000)      ($2,292,000)
                                                           ===========       ===========
                   NET LOSS PER SHARE  (Restated-Note 2)        ($0.37)           ($0.32)
                                                           ===========       ===========

Weighted average number of
   common shares outstanding                                 8,821,000        7,542,000
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
                                                                 ===========      ===========

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOW (CONTINUED)


                                                                                   Three Month Period
                                                                                     Ended July 31,
                                                                              1997                        1996
                                                                        (Restated-Note 2)
      Non-cash investing and financing:
         Adjustment of value of common stock
            and stock options issued for contract rights                  $  352,000
         Conversion of preferred stock
                                                                                                    $11,567,000
         Deemed preferred dividends (Restated-Note 2)                      1,765,000                    104,000
         Equipment deposits and assets held for sale
            exchanged for equipment                                                                   1,864,000
         Increase in other liabilities for laser purchase                                               300,000
         Common stock issued to reduce liabilities                                                       70,000




See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY

(Restated - Note 2)




                                      Common Stock
                                      $.01 Par Value
                                                                              Warrants                               Total
                                                                Paid-in          and            Accumulated        Stockholders'
                                    Shares          Amount      Capital        Options            Deficit             Equity
Balance-
    April 30, 1997                 8,817,057       $88,000     $38,663,000     $ 36,000       ($28,511,000)        $10,276,000

Issuance of Warrants and
Preferred Stock with beneficial
conversion features (Restated -
Note 2)                                                          3,663,000       245,000                              3,908,000

Exercise of
incentive options                     21,000                        76,000                                              76,000


Deemed dividends
on convertible
preferred stock
(Restated - Note 2)                                             (1,765,000)                                         (1,765,000)

Warrants and
Options                                                                          11,000                                 11,000

Net loss for the
three month period
ended July 31, 1997                                                                             (1,537,000)         (1,537,000)
                                   ---------       -------     -----------     --------       ------------         -----------

Balance -
    July 31, 1997 (Restated-
    Note 2)                        8,838,057       $88,000     $40,637,000     $292,000       ($30,048,000)        $10,969,000
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


The net loss per share was computed using the weighted average number of common shares outstanding during each period. Common stock equivalents were excluded due to their anti-dilutive effect. The loss per common share for the three months ended July 31, 1997, reflects $1,765,000 of deemed dividends on the Series B Convertible Preferred Stock (See Note 2). The loss per common share for the three months ended July 31, 1996, reflects $104,000 of accrued dividends on the Series A Convertible Preferred Stock which was subsequently converted to common stock.






2. The closing of the Series B Convertible Preferred Stock occurred on June 20, 1997 (the "Issuance Date") at an aggregate price of $6,000,000. The Company issued 6,000 shares of preferred stock, having a stated value of $1,000 per share, together with 100,000 warrants to purchase common stock at $9.39 per share, and the right to an additional 100,000 warrants to purchase common stock issuable on June 20, 1998, provided at least $2,000,000 of the preferred shares remain outstanding at that date. The Series B shares bear no dividends and are convertible at any time. The warrants are exercisable immediately upon issuance. In August 1997, the common shares underlying this convertible preferred stock and warrants were registered with the Securities and Exchange Commission pursuant to registration rights under the Series B stock purchase agreement.



The Company received $6,000,000 of proceeds, and incurred estimated offering costs of $517,000, resulting in estimated net proceeds of $5,483,000 for the preferred shares and warrants. The net proceeds are being used for working capital, the acquisition of equipment and general corporate purposes.



In the course of a review of a Securities Act filing, the staff of the Securities and Exchange Commission (the "Commission"), raised an issue regarding the existence of a beneficial conversion feature embedded in the Series B Convertible Preferred Stock ("Series B shares"), which should be accounted for as a deemed dividend to the preferred shareholders. After consideration, the Company concluded that a beneficial conversion feature does exist and has estimated the amount as $3,663,000 at the issuance date. In addition, based on review of the terms of the stock agreement, it has been determined that the Series B shares have certain mandatory redemption features. Although the Company believes that the likelihood of redemption occurring is remote, the carrying value of the Series B shares is required to be presented as temporary equity, which is outside of stockholders' equity.



The Series B shares are convertible into common stock at a conversion price, which at the Issuance Date, is the lower of (a) 85% of the average of the daily low sale price for the five consecutive trading days ending two days prior to the conversion date, or $6.01 at the Issuance date, and (b) $8.05. The number of common shares into which the preferred stock is convertible is determined by dividing the stated value of the preferred stock, increased on a daily basis at a rate of 5% per annum, by the conversion price. As the Series B shares are automatically convertible on June 20, 2002, the most beneficial conversion ratio was determined to include the additional common shares attributable to the 5% adjustment feature for the five-year period ending in 2002. After adjustment for this additional benefit, the $6.01 conversion price is reduced to $4.81, the most beneficial conversion price at the Issuance Date.



         The Series B shares are subject to mandatory redemption requirements under certain limited circumstances as defined in the preferred stock agreement. Those circumstances include, a change in control of the Company in which more than 50% of the voting power of the company is disposed of, the Company's failure to maintain its common stock listing on the NASDAQ National Market or other designated stock exchange, or the Series B shares ceasing to be convertible as a result of the aggregate number of common shares then issuable upon conversion equaling 19.99% of the outstanding common stock. Should the Series B shares become redeemable, the redemption price would be greater of (a) 118% of the stated value of the preferred stock, increased on a daily basis since the Issuance Date at a rate of 5% per annum, or (b) the number of shares issuable upon conversion multiplied by the closing price of the common stock on such conversion date.



The Company accounted for the 5% adjustment feature as a deemed dividend by charging paid-in capital, as the Company had an accumulated deficit, and increasing the carrying value of the preferred stock. For the quarter ended July 31, 1997, the Company recognized deemed dividends of $33,000, which were determined based on the amount of the 5% adjustment feature realizable by the Series B stockholder during the period.



The Company has restated its financial statements at and for the three-month period ended July 31, 1997 to account for the beneficial conversion feature and the mandatory redemption features of the Series B shares. In determining the accounting for the beneficial conversion feature, the Company first allocated the estimated net proceeds of $5,483,000 to the Series B shares and warrants based on their relative fair values at the Issuance Date, resulting in $5,238,000 assigned to the Series B shares and $245,000 assigned to the warrants as of June 20, 1997. The Company then allocated $3,663,000 of the Series B shares net proceeds to paid-in capital for the beneficial conversion feature resulting in a reduction in the carrying value of the Series B shares to $1,575,000. The beneficial conversion feature is being recognized as a deemed dividend to the preferred shareholders over the minimum period in which the preferred shareholders can realize that return. Because the Series B shares were immediately convertible, a $1,732,000 deemed dividend as of the Issuance Date has been recognized as a charge to paid-in capital and net loss applicable to common stockholders, and an increase in the carrying value of the preferred stock. As a result, for the three-month period ended July 31, 1997, $1,765,000 of the beneficial conversion feature has been recognized. The balance of the beneficial conversion feature related to the outstanding Series B shares is being recognized through June, 2002.



In addition, due to the mandatory redemption features noted above, the carrying value of the Series B shares, which were previously presented as a component of Stockholders' Equity, has been reclassified as temporary equity, outside of Stockholders' Equity at July 31, 1997.



The restatements of the financial statements at July 31, 1997 and for the three-month period then ended, for the matters described above had no effect on the Company's net loss, total assets or total liabilities. The Company's redeemable equity and total stockholders' equity at July 31, 1997 and net loss per common share for the three-month period ended July 31, 1997, as previously reported and as restated, are as follows:




Redeemable Equity - previously reported                     $      -
Adjustment related to the presentation of the
  Series B shares as redeemable                               3,340,000
                                                            -----------
As restated                                                 $ 3,340,000
                                                            ===========

Stockholders' Equity - previously reported                  $14,309,000
Adjustment related to the presentation of the
  Series B shares as redeemable                              (3,340,000)
                                                            -----------
As restated                                                 $10,969,000
                                                            ===========

Net Loss per Common Share - previously reported                  ($0.18)
Adjustment related to the recognition of the
  beneficial conversion feature as a deemed preferred
  dividend                                                        (0.19)
                                                            -----------
As restated                                                      ($0.37)
                                                            ===========

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


As discussed in Note 2, the Company has restated its financial statements to account for the beneficial conversion feature and the mandatory redemption features of its Series B Convertible Preferred Stock. The restatement resulted in the recognition of an additional $1,732,000 deemed dividend at the Issuance Date, which was reported as a charge to paid-in capital and net loss applicable to common stockholders, and an increase in the carrying value of the Series B shares. The recognition of the deemed dividend did not effect the cash flows of the Company for the period, and subsequent recognition of additional deemed dividends associated with the beneficial conversion feature will not effect the Company's future cash flows. However, under certain limited circumstances, as defined in the preferred stock agreement, the holders of the Series B shares may be able to require the Company to redeem their shares for cash. While there can be no assurance that those circumstances will not arise, the Company believes the likelihood of redemption occurring is remote. Accordingly, the redemption features of the Series B shares are not expected to adversely impact the Company's cash flows or liquidity.


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

Item 2.   Changes in Securities

                On June 20, 1997, the Company received $6 million, before expenses, as a result of a private placement of the Company's Series B Convertible Preferred Stock with RGC International Investors, LDC. The Preferred Stock is convertible into an indeterminate number of shares of the Company's Common Stock, based upon the future market price of the Common Stock. At the closing, the purchaser also received 100,000 5 year warrants exercisable at $9.3925 per share. If at least $2,000,000 of Preferred Stock remains outstanding on June 20, 1998, the purchaser will receive an additional 100,000 warrants exercisable at 130% of the market price at that time. These additional warrants are redeemable by the Company after eighteen (18) months of issuance under certain limited circumstances. The Company filed a registration statement for the shares of Common Stock underlying the Preferred Stock and warrants on Form S-3 and the Registration Statement was declared effective on August 12, 1997. The Preferred Stock is non-voting (except in regard to issues directly affecting the Preferred Stock as a class). The foregoing is qualified in its entirety by the provisions of the agreements between the Company and RGC International Investors, LDC, which were filed as Exhibits to the Company's report on Form 8-K referred to in Item 6, below, which are incorporated herein by reference.


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


Exhibit 27-Financial Data Schedule

                                   Signature
Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASER VISION CENTERS, INC.



\s\John J. Klobnak                                     April 21, 1999
------------------------------------                 -------------------
John J. Klobnak                                             Date
Chairman of the Board and Chief Executive Officer





\s\B. Charles Bono, III                                April 21, 1999
------------------------------------                 -------------------
B. Charles Bono                                             Date
Chief Financial Officer