Form 10-Q/A
period 1997-10-31
LASER VISION CENTERS INC
filed 1999-04-22
CIK 861875

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

Reason for Amendment


The Company has restated its financial statements as of and for the six month period ended October 31, 1997 to account for the beneficial conversion feature and the mandatory redemption features of the Series B Convertible Preferred Stock. See Note 2 to the Financial Statements.

                           LASER VISION CENTERS, INC.
             FORM 10-Q/A FOR QUARTERLY PERIOD ENDED OCTOBER 31, 1997
                                     INDEX



PART OR ITEM                                                                           PAGE

Part I.  FINANCIAL STATEMENTS


Item 1.  Interim Consolidated Financial Statements

         Consolidated Balance Sheet  - October 31, 1997 and April 30, 1997 ............. 3-4

         Consolidated Statement of Operations - Three months and six months ended October 31, 1997 ........................................................ 5

         Consolidated Statement of Cash Flow - Six months
         ended October 31, 1997 and  1996 .............................................. 6-7

         Consolidated Statement of Changes in Stockholders' Equity - Six months ended October 31, 1997 ........................................................ 8

         Notes to Interim Consolidated Financial Statements ...........................  9-10

Item 2.  Management's Discussion and Analysis of

         Financial Condition and Results of Operations

         Liquidity and Capital Resources .............................................   10-11

         Results of Operations .......................................................   11-14

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings ............................................................  15

Item 2.  Changes in Securities ........................................................  15

Item 3.  Defaults upon Senior Securities ..............................................  15

Item 4.  Submission of Matters to a
         Vote of Security Holders ...................................................... 15

Item 5.  Other Information ............................................................. 15

Item 6.  Reports on Form 8-K ........................................................... 15

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
                                                           ===========     ===========




See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
-------------------------------------------


                                                               (UNAUDITED)
                                                                October 31,    April 30,
                                                                  1997            1997
CURRENT LIABILITIES                                         (Restated-Note 2)
-------------------
      Current portion of notes payable                        $ 1,501,000      $ 1,003,000
      Current portion of capitalized
       lease obligations                                          783,000          690,000
      Accounts payable                                          3,110,000        2,078,000
      Accrued compensation                                        532,000          616,000
      Other accrued liabilities                                   979,000          848,000
                                                              -----------      -----------

                                Total Current Liabilities       6,905,000        5,235,000

NON-CURRENT LIABILITIES
-----------------------
      Notes payable                                             5,423,000        4,544,000
      Capitalized lease obligations                             1,157,000        1,589,000
      Deferred revenue                                             91,000          134,000
                                                              -----------      -----------
                            Total Non-Current Liabilities       6,671,000        6,267,000

COMMITMENTS AND CONTINGENCIES

COMMON STOCK AND STOCK OPTIONS ISSUED
 FOR CONTRACT RIGHTS                                            1,618,000        1,092,000


SERIES B CONVERTIBLE PREFERRED STOCK
WITH MANDATORY REDEMPTION PROVISIONS (Restated-Note 2)          2,557,000

STOCKHOLDERS' EQUITY
--------------------
Common stock, par value of $.01 per
 share, 50,000,000 shares authorized;
 9,282,070 and 8,817,057 shares issued
 and outstanding, respectively                                     93,000           88,000
Warrants and options (Restated-Note 2)                            318,000           36,000
Paid-in capital (Restated-Note 2)                              42,473,000       38,663,000
Accumulated deficit                                           (31,221,000)     (28,511,000)
                                                              -----------      -----------
                                Total Stockholders' Equity     11,663,000       10,276,000
                                                              -----------      -----------

                Total Liabilities and  Equity                 $29,414,000       $22,870,000
                                                             ===========       ===========




See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
------------------------------------------------

                                                            Three Month Period               Six Month Period
                                                            Ended October 31,                Ended October 31,
                                                            1997         1996                1997         1996
                                                                                      (Restated-Note 2)

REVENUES                                                 $ 5,224,000   $ 1,928,000        $ 9,321,000      $ 3,430,000
Cost of revenues, depreciation
  and amortization                                         1,077,000       944,000          2,122,000        1,559,000
Cost of revenues, other                                    2,871,000       886,000          5,142,000        1,663,000
                                                         -----------   -----------        -----------      -----------

                        GROSS PROFIT                       1,276,000        98,000          2,057,000          208,000
                                                         -----------   -----------        -----------      -----------

Operating Expenses:
 General and administrative                                  745,000       785,000          1,533,000        1,892,000
 Salaries and related expenses                             1,067,000       815,000          1,941,000        1,622,000
 Depreciation and amortization                               134,000       109,000            250,000          208,000
 Selling and marketing expenses                              363,000       520,000            716,000          991,000
                                                         -----------   -----------        -----------      -----------

                                                           2,309,000     2,229,000          4,440,000        4,713,000
                                                         -----------   -----------        -----------      -----------

                        LOSS FROM OPERATIONS              (1,033,000)   (2,131,000)        (2,383,000)      (4,505,000)
Other income (expenses)
 Interest and other income                                    89,000        57,000            144,000          163,000
 Interest expense                                           (229,000)     (117,000)          (471,000)        (189,000)
 Minority interest in net loss
  of subsidiary                                                             55,000                             103,000
                                                         -----------   -----------        -----------      -----------

                                NET LOSS                 ($1,173,000)  ($2,136,000)       ($2,710,000)     ($4,428,000)
                                                         ===========   ===========        ===========      ===========

                        NET LOSS PER SHARE
                          (Restated-Note 2)                   ($0.14)       ($0.25)            ($0.51)          ($0.57)
                                                         ===========   ===========        ===========      ===========

Weighted average number of
 common shares outstanding                                 9,044,000     8,537,000          8,933,000        8,035,000
                                                         ===========   ===========        ===========      ===========

See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES                               Six Month Period
CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)                           Ended October 31,
-----------------------------------------------
                                                                        1997              1996
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
 Net loss                                                            ($2,710,000)    ($4,428,000)
 Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization                                  2,372,000       1,767,000
        Compensation paid in common stock,
            options or warrants                                           66,000
        Provision for uncollectible accounts                             109,000         108,000
        Receivables increase                                          (1,437,000)       (371,000)
        Prepaid expenses and other current asset increase               (767,000)       (163,000)
        Minority interests decrease                                                     (103,000)
        Accounts payable and accrued
          liabilities increase                                         1,080,000         198,000
        Deferred revenue decrease                                        (43,000)        (49,000)
                                                                     -----------     -----------
 Net cash used in operating activities                                (1,330,000)     (3,041,000)

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
 Acquisition of equipment                                             (2,553,000)     (3,844,000)
 Acquisition of goodwill                                                                (206,000)
 Other, net                                                              (14,000)         22,000
                                                                     -----------     -----------
Net cash used in investing activities                                 (2,567,000)     (4,028,000)

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Proceeds from private offering, preferred                              6,000,000
Private placement offering costs, preferred                             (513,000)
Return of restricted cash                                                153,000
Proceeds from exercise of stock options                                  284,000          60,000
Proceeds from exercise of Class C and
 Class E warrants                                                        111,000
Proceeds from exercise of other warrants                                 706,000
Principal payments under capitalized
 lease obligations and notes payable                                    (826,000)     (2,109,000)
Proceeds from loan financings                                          1,863,000       2,573,000
                                                                     -----------     -----------
Net cash provided by financing activities                              7,778,000         524,000
                                                                     -----------     -----------
                NET INCREASE (DECREASE) IN CASH
                        AND CASH EQUIVALENTS                           3,881,000      (6,545,000)

Cash and cash equivalents at beginning of period                       3,794,000      12,672,000
                                                                     -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 7,675,000     $ 6,127,000
                                                                     ===========     ===========

LASER VISION CENTERS, INC. AND SUBSIDIARIES                                  Six Month Period
CONSOLIDATED STATEMENT OF CASH FLOW                                          Ended October 31,
-------------------------------------------                                1997             1996
Non-cash investing and financing:                               (Restated-Note 2)
---------------------------------
   Conversion of preferred stock to common stock,
    (Restated-Note 2)                                                  $  849,000        $14,665,000
   Deemed preferred dividends (Restated-Note 2)                        $1,831,000            126,000
   Adjustment of value of common stock and
     stock options issued for contract rights                             526,000
   Equipment deposits and assets held for sale
    exchanged for equipment                                                                2,693,000
   Restricted cash acquired through financing                                              1,650,000
   Capital lease obligations related to laser purchases                                      617,000
   Increase in other liabilities for laser purchase                                          300,000
   Common stock issued to acquire goodwill and
    reduce liabilities                                                                       200,000



See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
---------------------------------------------------------------------
(Restated -- Note 2)




                                    COMMON STOCK
                                   $.01 PAR VALUE       PAID-IN      WARRANTS AND   ACCUMULATED   TOTAL SHAREHOLDERS'
                                  SHARES     AMOUNT     CAPITAL        OPTIONS        DEFICIT           EQUITY
Balance - April 30, 1997         8,817,057   $88,000  $38,663,000       $ 36,000    ($28,511,000)   $10,276,000
Issuance of Warrants
and Preferred Stock with
beneficial conversion features
(Restated-Note 2)                                       3,667,000        245,000                      3,912,000
Exercise of incentive options       61,800     1,000      283,000                                       284,000
Exercise of non-qualified
warrants                           140,700     2,000      704,000                                       706,000
Exercise of Class E and
Class C warrants                    24,208                111,000                                       111,000
Deemed dividends on
convertible preferred stock
(Restated-Note 2)                                      (1,831,000)                                   (1,831,000)
Conversion of preferred stock
(Restated-Note 2)                  234,464     2,000      847,000                                       849,000
Warrants and Options                                                      37,000                         37,000
Shares issued to 401(k) plan
for employees                        3,841                 29,000                                        29,000
Net loss for the six month
period ending October 31,
1997                                                                                  (2,710,000)     (2,710,000)
                                 ---------   -------  ------------      --------     ------------    -----------
Balance - October 31, 1997       9,282,070   $93,000  $ 42,473,000      $318,000    ($31,221,000)    $11,663,000
          (Restated-Note 2)      =========   =======  ============      ========     ============    ===========


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

The net loss per share was computed using the weighted average number of common shares outstanding during each period. Common stock equivalents were excluded due to their anti-dilutive effect. The loss per common share for the six months ended October 31, 1997 and for the quarter ended October 31, 1997, reflects $1,831,000 and $66,000, respectively, of deemed dividends on the Series B Convertible Preferred Stock (See Note 2). The loss per common share for the six months ended October 31, 1996 and for the quarter ended October 31, 1996 reflects $126,000 and $21,000, respectively, of accrued dividends on Convertible Preferred Stock with Mandatory Redemption in 2005.


2. In the course of a review of a Securities Act filing, the staff of the Securities and Exchange Commission (the ''Commission''), raised an issue regarding the existence of a beneficial conversion feature embedded in the Series B Convertible Preferred Stock (''Series B shares''), which should be accounted for as deemed dividend to the preferred shareholders. After consideration, the Company concluded that a beneficial conversion feature does exist and has quantified the amount as $3,667,000 at the issuance date. In addition, based on review of the terms of the stock agreement, it has been determined that the Series B shares have certain mandatory redemption features. Although the Company believes that the likelihood of redemption occurring is remote, the carrying value of the Series B shares is required to be presented as temporary equity, which is outside of stockholders' equity.


The closing of the Series B Convertible Preferred Stock occurred on June 20, 1997 (the ''Issuance Date'') at an aggregate price of $6,000,000. The Company issued 6,000 shares of preferred stock, having a stated value of $1,000 per share, together with 100,000 warrants to purchase common stock at $9.39 per share, and the right to an additional 100,000 warrants to purchase common stock issuable on June 20, 1998, provided at least $2,000,000 of the preferred shares remain outstanding at that date. The Series B shares bear no dividends and are convertible at any time. The warrants are exercisable immediately upon issuance. In August 1997, the common shares underlying this convertible preferred stock and warrants were registered with the Securities and Exchange Commission pursuant to registration rights under the Series B stock purchase agreement.

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


The Series B shares are subject to mandatory redemption requirements under certain limited circumstances as defined in the preferred stock agreement. Those circumstances include, a change in control of the Company in which more than 50% of the voting power of the company is disposed of, the Company's failure to maintain its common stock listing on the NASDAQ National Market or other designated stock exchange, or the Series B shares ceasing to be convertible as a result of the aggregate number of common shares then issuable upon conversion equaling 19.99% of the outstanding common stock. Should the Series B shares become redeemable, the redemption price would be the greater of
(a) 118% of the stated value of the preferred stock, increased on a daily basis since the Issuance Date at a rate of 5% per annum, or (b) the number of shares issuable upon conversion multiplied by the closing price of the common stock on such conversion date.

The Company received $6,000,000 of proceeds, and paid offering costs of $513,000, resulting in net proceeds of $5,487,000 for the preferred shares and warrants. The net proceeds are being used for working capital, the acquisition of equipment and general corporate purposes. The Company accounted for the 5% adjustment feature as a deemed dividend by charging paid-in capital, as the Company had an accumulated deficit, and increasing the carrying value of the preferred stock. For the three and six month periods ended October 31, 1997, the Company recognized deemed dividends of $66,000 and $99,000, respectively, which were determined based on the amount of the 5% adjustment feature realizable by the Series B stockholder during the period.

The Company has restated its financial statements at and for the six month period ended October 31, 1997 to account for the beneficial conversion feature and the mandatory redemption features of the Series B shares. In determining the accounting for the beneficial conversion feature, the Company first allocated the net proceeds of $5,487,000 to the Series B shares and the warrants based on their relative fair values at the Issuance Date, resulting in $5,242,000 assigned to the Series B shares and $245,000 assigned to the warrants as of June 20, 1997. The Company then allocated $3,667,000 of the Series B shares net proceeds to paid-in capital for the beneficial conversion feature resulting in a reduction in the carrying value of the Series B shares to $1,575,000. The beneficial conversion feature is being recognized as a deemed dividend to the preferred shareholders over the minimum period in which the preferred shareholders can realize that return. Because the Series B shares were immediately convertible, a $1,732,000 deemed dividend as of the Issuance Date has been recognized as a charge to paid-in capital and net loss applicable to common stockholders, and an increase in the carrying value of the preferred stock. As a result, for the six-month period ended October 31, 1997, $1,831,000 of the beneficial conversion feature has been recognized. The balance of the beneficial conversion feature related to the outstanding Series B shares is being recognized through June, 2002.

In September, 1997, 1,500 shares of the Series B shares were converted to 234,464 shares of common stock. The converted Series B shares had a carrying value, including the beneficial conversion feature recognized through the date of conversion, of $849,000. As a result of the above, the carrying value of the Series B shares is $2,557,000 at October 31, 1997.


In addition, due to the mandatory redemption features noted above, the carrying value of the Series B shares, which were previously presented as a component of Stockholders' Equity, has been reclassified as temporary equity, outside of Stockholders' Equity at October 31, 1997.

The restatements of the financial statements at October 31, 1997 and for the six-month period then ended, for the matters described above had no effect on the Company's net loss, total assets or total liabilities. The Company's redeemable equity and total stockholders' equity at October 31, 1977 and net loss per common share for the six months ended October 31, 1997, as previously reported and as restated, are as follows:



Redeemable Equity - previously reported                        $    --
Adjustment related to the presentation of the
  Series B shares as redeemable                                  2,557,000
                                                               -----------
As restated                                                    $ 2,557,000
                                                               ===========

Stockholders' Equity - previously reported                     $14,220,000
Adjustment related to the presentation of the
  Series B shares as redeemable                                 (2,557,000)
                                                               -----------
As restated                                                    $11,663,000
                                                               ===========

Net Loss per Common Share - previously reported                     ($ .31)
Adjustment related to the recognition of the
  beneficial conversion feature as a deemed
  preferred dividend                                                  (.20)
                                                               -----------
As restated                                                         ($ .51)
                                                               ===========


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


Exhibit 27 - Financial Data Schedule

                                   Signature
Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASER VISION CENTERS, INC.



\s\John J. Klobnak                              April 21, 1999
-------------------------                       -----------------
John J. Klobnak                                         Date
Chairman of the Board and Chief Executive Officer



\s\B. Charles Bono, III                         April 21, 1999
-------------------------                       ----------------
B. Charles Bono Date                                    Date
Chief Financial Officer