Form 10-Q/A
period 1998-01-31
LASER VISION CENTERS INC
filed 1999-04-22
CIK 861875

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


Reason for Amendment
The Company has restated its financial statements as of and for the nine month period ended January 31, 1998 to account for the beneficial conversion features and the mandatory redemption features of the Series B Convertible Preferred Stock. See Note 2 to the financial statements.

                           LASER VISION CENTERS, INC.
            FORM 10-Q/A FOR QUARTERLY PERIOD ENDED JANUARY 31, 1998
                                      INDEX



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
                                                      ============     ============



See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET



                                                                      (UNAUDITED)
                                                                       JANUARY 31,           April 30,
                                                                          1998                 1997
                                                                   (Restated - Note 2)

CURRENT LIABILITIES
   Current portion of notes payable                                     $  1,929,000     $  1,003,000
   Current portion of capitalized
     lease obligations                                                       810,000          690,000
   Accounts payable                                                        2,647,000        2,078,000
   Accrued compensation                                                      839,000          616,000
   Other accrued liabilities                                               1,162,000          848,000
                                                                        ------------     ------------

                              Total Current Liabilities                    7,387,000        5,235,000

NON-CURRENT LIABILITIES
   Notes payable                                                           5,553,000        4,544,000
   Capitalized lease obligations                                             944,000        1,589,000
   Deferred revenue                                                           91,000          134,000
                                                                        ------------     ------------
                     Total Non-Current Liabilities                         6,588,000        6,267,000

COMMITMENTS AND CONTINGENCIES

COMMON STOCK AND STOCK OPTIONS ISSUED
  FOR CONTRACT RIGHTS                                                      1,310,000        1,092,000

SERIES B CONVERTIBLE PREFERRED STOCK WITH MANDATORY
  REDEMPTION  PROVISIONS (Restated - Note 2)                               2,613,000               --

STOCKHOLDERS' EQUITY
   Common stock, par value of $.01 per
      share, 50,000,000 shares authorized;
      9,326,058 and 8,817,057 shares issued
      and outstanding, respectively                                           93,000           88,000
   Warrants and options (Restated - Note 2)                                  486,000           36,000
   Paid-in capital (Restated - Note 2)                                    42,650,000       38,663,000
   Accumulated deficit                                                   (32,134,000)     (28,511,000)
                                                                        ------------     ------------
                              Total Stockholders' Equity                  11,095,000       10,276,000
                                                                        ------------     ------------

            Total Liabilities and Equity                                $ 28,993,000     $ 22,870,000
                                                                        ============     ============




See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
------------------------------------------------



                                                  Three Month Period               Nine Month Period
                                                  Ended January 31,                Ended January 31,
                                                   1998        1997               1998             1997
                                                                           (Restated - Note 2)

REVENUES                                        $ 6,345,000    $ 2,009,000    $ 15,666,000       $ 5,439,000
Cost of revenues, depreciation
     and amortization                             1,102,000        932,000       3,224,000         2,491,000
Cost of revenues, other                           3,366,000        959,000       8,508,000         2,622,000
                                                -----------    -----------    ------------       -----------

                   GROSS PROFIT                   1,877,000        118,000       3,934,000           326,000
                                                -----------    -----------    ------------       -----------

Operating Expenses:
   General and administrative                     1,009,000      1,052,000       2,542,000         2,944,000
   Salaries and related expenses                  1,192,000        791,000       3,133,000         2,413,000
   Depreciation and amortization                    126,000        113,000         376,000           321,000
   Selling and marketing expenses                   311,000        365,000       1,027,000         1,356,000
                                                -----------    -----------    ------------       -----------

                                                  2,638,000      2,321,000       7,078,000         7,034,000
                                                -----------    -----------    ------------       -----------

               LOSS FROM OPERATIONS                (761,000)    (2,203,000)     (3,144,000)       (6,708,000)
Other income (expenses)
   Interest and other income                        113,000         64,000         257,000           227,000
   Interest expense                                (265,000)      (194,000)       (736,000)         (383,000)
   Minority interest in net loss
      of subsidiary
                                                                                                     103,000
                                                -----------    -----------    ------------       -----------

                           NET LOSS               ($913,000)   ($2,333,000)    ($3,623,000)      ($6,761,000)
                                                ===========    ===========    ============       ===========

         BASIC AND DILUTED NET LOSS PER SHARE
         (Restated - Note 2)                         ($0.10)        ($0.26)         ($0.61)           ($0.83)
                                                ===========    ===========    ============       ===========

Weighted average number of
   common shares outstanding -
    basic and diluted                             9,301,000      8,811,000       9,055,000         8,294,000
                                                ===========    ===========    ============       ===========


See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES                          Nine Month Period
CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)                      Ended January 31,
-----------------------------------------------                     1998            1997

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
   Net loss                                                     ($3,623,000)    ($6,761,000)
   Adjustments to reconcile net loss to net cash
         used in operating activities:
            Depreciation and amortization                         3,600,000       2,812,000
            Compensation paid in common stock,
                  options or warrants                               249,000
            Provision for uncollectible accounts                    115,000         (23,000)
            Receivables increase                                 (1,765,000)       (572,000)
            Prepaid expenses and other current asset increase      (669,000)       (253,000)
            Minority interests decrease                                            (103,000)
            Accounts payable and accrued
                liabilities increase (decrease)                   1,107,000        (186,000)
            Deferred revenue decrease                               (43,000)        (64,000)
                                                                -----------    ------------
   Net cash used in operating activities                         (1,029,000)     (5,150,000)

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
   Acquisition of equipment                                      (2,960,000)     (3,291,000)
   Acquisition of goodwill                                                         (206,000)
   Other                                                            (18,000)       (169,000)
                                                                -----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Proceeds from private offering, preferred                         6,000,000
Private placement offering costs, preferred                        (513,000)
Return of restricted cash                                           126,000
Proceeds from exercise of stock options                             320,000         107,000
Proceeds from exercise of Class C, D and
  E warrants                                                        294,000
Proceeds from exercise of other warrants                            705,000
Principal payments under capitalized
   lease obligations and notes payable                           (1,379,000)     (2,381,000)
Proceeds from loan financing                                      1,863,000       2,573,000
                                                                -----------    ------------
Net cash provided by financing activities                         7,416,000         299,000
                                                                -----------    ------------
                  NET INCREASE (DECREASE) IN CASH
                           AND CASH EQUIVALENTS                   3,409,000      (8,517,000)

Cash and cash equivalents at beginning of period                  3,794,000      12,672,000
                                                                -----------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 7,203,000    $  4,155,000
                                                                ===========    ============

LASER VISION CENTERS, INC. AND SUBSIDIARIES              Nine Month Period
CONSOLIDATED STATEMENT OF CASH FLOW                      Ended January 31,
-------------------------------------------           1998           1997
                                              (Restated-Note 2)
Non-cash investing and financing:
---------------------------------
   Conversion of preferred stock
      (Restated-Note 2)                             $849,000   $14,665,000
   Deemed preferred dividends (Restated-Note 2)    1,887,000       126,000
   Capital lease obligations and notes payable
      related to laser and equipment purchases       925,000     1,044,000
   Adjustment of value of common stock and
       stock options issued for contract rights      218,000
   Equipment deposits and assets held for sale
      exchanged for equipment                                    2,965,000
   Restricted cash acquired through financing                    1,650,000
   Common stock issued to acquire goodwill and
      reduce liabilities                                           200,000


See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
---------------------------------------------------------------------

     (Restated-Note 2)

                                                       COMMON STOCK
                                                       $.01 PAR VALUE
                                                                          PAID-IN     WARRANTS AND  ACCUMULATE  TOTAL SHAREHOLDERS'
                                                 SHARES       AMOUNT      CAPITAL       OPTIONS      DEFICIT          EQUITY

Balance - April 30, 1997                         8,817,057   $88,000   $ 38,663,000    $ 36,000   ($28,511,000)    $10,276,000

Issuance of Warrants and Preferred Stock
with beneficial conversion features
(Restated-Note 2)                                                         3,667,000     245,000                      3,912,000

Exercise of incentive options                       67,300     1,000        319,000                                    320,000

Exercise of non-qualified
warrants                                           140,700     1,000        704,000                                    705,000

Exercise of Class C, D and
E warrants                                          60,573     1,000        293,000                                    294,000

Deemed dividends on
convertible preferred stock (Restated-Note 2)                            (1,887,000)                                (1,887,000)

Conversion of preferred stock (Restated-Note 2)    234,464     2,000        847,000                                    849,000

Warrants and Options                                                                    205,000                        205,000

Shares issued to 401(k) plan
for employees                                        5,964                   44,000                                     44,000

Net loss for the nine month
period ended January 31, 1998                                                                       (3,623,000)     (3,623,000)
                                                 ---------  --------   ------------    --------   ------------    ------------
Balance - January 31, 1998 (Restated-Note 2)     9,326,058  $ 93,000   $ 42,650,000    $486,000   ($32,134,000)    $11,095,000
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


The net loss per share was computed using the weighted average number of common shares outstanding during each period. The loss per common share for the nine months ended January 31, 1998 and for the quarter ended January 31, 1998, reflects $1,887,000 and $56,000, respectively, of deemed dividends on the Series B Convertible Preferred Stock (See Note 2). The loss per common share for the nine months ended January 31, 1997, reflects $126,000 of accrued dividends on Convertible Preferred Stock with Mandatory Redemption in 2005.


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



The Company received $6,000,000 of proceeds, and paid offering costs of $513,000, resulting in net proceeds of $5,487,000 for the preferred shares and warrants. The net proceeds are being used for working capital, the acquisition of equipment and general corporate purposes. The Company accounted for the 5% adjustment feature as a deemed dividend by charging paid-in capital, as the Company had an accumulated deficit, and increasing the carrying value of the preferred stock. For the three and nine month periods ended January 31, 1998, the Company recognized deemed dividends of $56,000 and $155,000, respectively, which were determined based on the amount of the 5% adjustment feature realizable by the Series B stockholder during the period.

The Company has restated its financial statements at and for the nine month period ended January 31, 1998, to account for the beneficial conversion feature and the mandatory redemption features of the Series B shares. In determining the accounting for the beneficial conversion feature, the Company first allocated the net proceeds of $5,487,000 to the Series B shares and the warrants based on their relative fair values at the Issuance Date, resulting in $5,242,000 assigned to the Series B shares and $245,000 assigned to the warrants as of June 20, 1997. The Company then allocated $3,667,000 of the Series B shares net proceeds to paid-in capital for the beneficial conversion feature resulting in a reduction in the carrying value of the Series B shares to $1,575,000. The beneficial conversion feature is being recognized as a deemed dividend to the preferred shareholders over the minimum period in which the preferred shareholders can realize that return. Because the Series B shares were immediately convertible, a $1,732,000 deemed dividend as of the Issuance Date has been recognized as a charge to paid-in capital and net loss applicable to common stockholders, and an increase in the carrying value of the preferred stock. As a result, for the nine-month period ended January 31, 1998, $1,887,000 of the beneficial conversion feature has been recognized. The balance of the beneficial conversion feature related to the outstanding Series B shares is being recognized though June, 2002.



In September 1997, 1,500 shares of the Series B shares were converted to 234,464 shares of common stock. The converted Series B shares had a carrying value, including the beneficial conversion feature recognized through the date of conversion, of $849,000. As a result of the above, the carrying value of the Series B shares is $2,613,000 at January 31, 1998. In February 1998 an additional 1,250 shares of Series B Convertible Preferred Stock were converted to 210,837 shares of common stock.



In addition, due to the mandatory redemption features noted above, the carrying value of the Series B shares, which were previously presented as a component of Stockholders' Equity, has been reclassified as temporary equity, outside of Stockholders' Equity January 31, 1998.



The restatements of the financial statements at January 31, 1998 and for the nine-month period then ended, for the matters described above had no effect on the Company's net loss, total assets or total liabilities. The Company's redeemable equity and total stockholders' equity at January 31, 1998 and net loss per common share for the nine months ended January 31, 1998, as previously reported and as restated, are as follows:



Redeemable Equity - previously reported          $        --
Adjustment related to the presentation
  of the Series B shares as redeemable             2,613,000
                                                 -----------
As restated                                      $ 2,613,000
                                                 ===========
Stockholders' Equity - previously reported       $13,708,000
Adjustment related to the presentation
  of the Series B shares as redeemable            (2,613,000)
                                                 -----------
As restated                                      $11,095,000
                                                 ===========

Basic and Diluted Net Loss per Common Share -
  previously reported                            $     (0.42)
Adjustment related to the recognition
  of the beneficial conversion feature as
  a deemed preferred dividend                          (0.19)
                                                 -----------
As restated                                      $     (0.61)
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


As discussed in Note 2, the Company has restated its financial statements to account for the beneficial conversion feature and the mandatory features of its Series B Convertible Preferred Stock. The restatement resulted in the recognition of an additional $1,732,000 deemed dividend at the Issuance Date, which was reported as a charge to paid-in capital and net loss applicable to common stockholders, and an increase in the carrying value of the Series B shares. The recognition of the deemed dividend did not effect the cash flows of the Company for the period, and subsequent recognition of additional deemed dividends associated with the beneficial conversion feature will not effect the Company's future cash flows. However, under certain limited circumstances, as defined in the preferred stock agreement, the holders of the Series B shares may be able to require the Company to redeem their shares for cash. While there can be no assurance that those circumstances will not arise, the Company believes the likelihood of redemption occurring is remote. Accordingly, the redemption features of the Series B shares are not expected to adversely impact the Company's cash flows or liquidity.



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


Exhibit 27 -- Financial Data Schedule



                                    Signature
                                    ---------
Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASER VISION CENTERS, INC.



\s\John J. Klobnak                                       April 21, 1998
-------------------------------------                 --------------------

John J. Klobnak                                               Date
Chairman of the Board and Chief Executive Officer



\s\B. Charles Bono III                                   April 21, 1998
------------------------------------                  -------------------

B. Charles Bono III                                           Date
Chief Financial Officer
and Principal Accounting Officer