Form 10-K/A
period 1998-04-30
LASER VISION CENTERS INC
filed 1999-04-22
CIK 861875

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-K/A


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



                              REASON FOR AMENDMENT

          The Company has restated its 1998 financial statements to account for the beneficial conversion feature and the mandatory redemption features of the Series B convertible preferred stock. See Note 3 to the Consolidated Financial Statements.

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


                 TABLE OF HIGH/LOW SALES PRICES FOR EACH QUARTER



                                                  -COMMON-
                                            HI CLOSE    LOW CLOSE
QUARTER ENDED                                 LVCI        LVCI
July 96                                      $14.50       $7.00
October 96                                     9.13        6.88
January 97                                     7.63        4.94
April 97                                       6.63        5.13

July 97                                        8.25        6.00
October 97                                    10.06        6.75
January 98                                     9.00        6.50
April 98                                      14.50        6.88


ITEM 6
                            SELECTED FINANCIAL DATA


                                                                 YEAR ENDED APRIL 30,
  (in thousands, except per share data)      1998        1997         1996         1995      1994
                                          (Restated)
STATEMENT OF OPERATIONS DATA:
Revenues                                    $23,469    $ 8,238      $ 3,918       $3,311    $2,106

Gross profit (loss)                           6,719        648         (332)         (64)      338

Selling, general and administrative           9,592      9,719        5,831        3,144     2,238

Fixed asset impairment provision                  -      2,772        3,063            -         -

Loss from operations                         (2,873)   (11,843)      (9,216)      (3,208)   (1,900)

Net Loss                                    $(3,496)  $(12,069)     $(8,803)     $(3,297)  $(2,210)

Basic and diluted loss per share
(Restated)                                    $(.59)    $(1.45)      $(1.75)      $(0.82)    $(.66)

Weighted average number of common
shares outstanding                            9,178      8,421        5,278        4,001     3,356



          Basic and diluted loss per share for the year ended April 30, 1998 have been restated as discussed in Note 3 to the Consolidated Financial Statements included elsewhere herein.


                                                                                 APRIL 30,
                                                          1998       1997        1996         1995      1994
BALANCE SHEET DATA:                                    (Restated)
Cash and cash equivalents                                $8,430    $ 3,794      $12,672     $ 2,126    $  706

Working capital (deficit)                                 5,554      1,654       10,002     (1,301)     (244)

Total assets                                             30,829     22,870       28,913      11,318     9,135

Non-current liabilities                                   6,615      6,267        1,763         791     2,900

Convertible preferred stock with mandatory
redemption provisions (restated)                          1,915          -       14,539           -         -

Common stock and stock options issued
for contract rights                                           -      1,092            -           -         -

Stockholders' equity (restated)                         $13,578    $10,276      $ 7,453     $ 6,349   $ 4,594






Convertible preferred stock with mandatory redemption provisions and Stockholders' equity at April 30, 1998 have been restated as discussed in Note 3 to the consolidated financial statements included elsewhere herein.


There were no cash dividends or common stock dividends during this five year period.



SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

          (in thousands except per share data)



Fiscal 1998 quarterly                         July 1997        October 1997          January 1998         April 1998
---------------------                         ---------        ------------          ------------         ----------
                                              (RESTATED)
 Revenues                                        $4,098              $5,223                $6,345             $7,803
 Gross Profit                                       781               1,276                 1,877              2,785
 Net income (loss)                               (1,537)             (1,173)                 (913)               127
 Deemed preferred dividends (restated)            1,765                  66                    56                 43
 Basic and diluted
  income (loss) per share (restated)             $ (.37)              $(.14)                $(.10)              $.01
 Weighted average number of
  common shares outstanding                       8,821               9,044                 9,301              9,558

Fiscal 1997 quarterly                         July 1996        October 1996          January 1997         April 1997
---------------------                         ---------        ------------          ------------         ----------
 Revenues                                        $1,502              $1,928                $2,009             $2,799
 Gross Profit                                       110                  98                   118                322
 Fixed asset impairment provision                                                                              2,772
 Net loss                                        (2,292)             (2,136)               (2,333)            (5,308)
 Deemed preferred dividends                         104                  21
 Basic and diluted
  loss per share                                  $(.32)              $(.25)                $(.26)             $(.60)
 Weighted average number of
  common shares outstanding                       7,542               8,537                 8,811              8,816



Deemed preferred dividends and Basic and Diluted loss per share for the quarter ended July 31, 1997 has been restated as discussed in Note 3 to the consolidated financial statements included elsewhere herein.

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


          As discussed in Note 3, the Company has restated its financial statements to account for the beneficial conversion feature and the mandatory redemption features of its Series B Convertible Preferred Stock. The restatement resulted in the recognition of an additional $1,732,000 deemed preferred dividend at the Issuance Date, which was reported as a charge to paid-in capital and net loss applicable to common stockholders, and an increase in the carrying value of the Series B shares. The recognition of the deemed dividend did not effect the cash flows of the Company for the period, and subsequent recognition of additional deemed dividends associated with the beneficial conversion feature will not effect the Company's future cash flows. However, under certain limited circumstances, as defined in the preferred stock agreement, the holders of the Series B shares may be able to require the Company to redeem their shares for cash. While there can be no assurance that those circumstances will not arise, the Company believes the likelihood of redemption occurring is remote. Accordingly, the redemption features of the Series B shares are not expected to adversely impact the Company's cash flows or liquidity.


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


ITEM 8
                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                                                                                              Page
Report of Independent Accountants                                                              F-1
Consolidated Balance Sheet at April 30, 1998 and 1997                                          F-2
Consolidated Statement of Operations for the three years
          ended April 30, 1998                                                                 F-3
Consolidated Statement of Changes in Stockholders' Equity
          for the three years ended April 30, 1998                                             F-4
Consolidated Statement of Cash Flows for the three years
          ended April 30, 1998                                                                 F-5
Notes to Consolidated Financial Statements                                                     F-7

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

/s/ Steven C. Straus
Steven C. Straus                             Director                                                   July 16, 1998

/s/ James C. Wachtman
James C. Wachtman                            Chief Operating Officer                                    July 15, 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Laser Vision Centers, Inc.



         In our opinion, the consolidated financial statements in the accompanying index, after the restatement described in Note 3, present fairly, in all material respects, the financial position of Laser Vision Centers, Inc. and its subsidiaries at April 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

         As discussed in Note 3, the Company has restated its 1998 financial statements to account for a beneficial conversion feature related to preferred stock and to reclassify the presentation of preferred stock.

/s/ PricewaterhouseCoopers LLP


PricewaterhouseCoopers LLP

St. Louis, Missouri

June 12, 1998, except as to Note 3, which is as of April 21, 1999

                   LASER VISION CENTERS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET




                                                                                      APRIL 30,
                                                                                      ---------
                                                                            1998                    1997
                                                                            ----                    ----
                                                                     (Restated - Note 3)
ASSETS
Current assets:
  Cash and cash equivalents                                               $  8,430,000             $ 3,794,000
  Restricted cash                                                              471,000                 461,000
  Accounts receivable, net of allowance of
    $395,000 and $360,000, respectively                                      3,503,000               1,719,000
  Inventory                                                                  1,185,000                 538,000
  Prepaid expenses and other current assets                                    686,000                 377,000
          Total current assets                                              14,275,000               6,889,000
Property and equipment:
  Laser equipment (Notes 6, 8 and 9)                                        16,485,000              12,617,000
  Medical equipment (Notes 6 and 9)                                            713,000                 750,000
  Mobile equipment                                                           3,498,000               1,599,000
  Furniture and fixtures                                                     1,374,000               1,316,000
                                                                           22,070,0000              16,282,000
Less-accumulated depreciation                                               (7,879,000)             (3,799,000)
          Net property and equipment                                        14,191,000              12,483,000
Other assets (Note 7)                                                        2,363,000               3,498,000
Total assets                                                              $ 30,829,000             $22,870,000

LIABILITIES, CONTINGENT EQUITY
  AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of notes payable (Note 8)                               $  2,365,000             $ 1,003,000
  Current portion of obligations under
    capital leases (Note 9)                                                    672,000                 690,000
  Accounts payable                                                           2,667,000               2,078,000
  Accrued compensation                                                         981,000                 616,000
  Other accrued liabilities                                                  2,036,000                 848,000
          Total current liabilities                                          8,721,000               5,235,000
Non-current liabilities:
  Notes payable (Note 8)                                                     5,907,000               4,544,000
  Capital lease obligations (Note 9)                                           678,000               1,589,000
  Other                                                                         30,000                 134,000
          Total non-current liabilities                                      6,615,000               6,267,000
Commitments and contingencies (Notes 12 and 13)
Contingent equity, common stock and stock options
     issued for contract rights (Note 4)                                            --               1,092,000
Series B convertible preferred stock with
 mandatory redemption provisions, 3,250 shares
 outstanding (Restated - Note 3)
Stockholders' equity (Notes 14 and 15):                                      1,915,000
  Common stock, par value $.01 per share,
    50,000,000 authorized; 9,687,323 and
    8,817,057 shares issued and outstanding,
    respectively                                                                97,000                  88,000
  Warrants and options (Restated - Note 3)                                   1,261,000                  36,000
  Paid-in-capital (Restated - Note 3)                                       44,227,000              38,663,000
  Accumulated deficit                                                      (32,007,000)            (28,511,000)
          Total stockholders' equity                                        13,578,000              10,276,000

          Total liabilities, contingent equity, redeemable equity
            and stockholders' equity                                      $ 30,829,000             $22,870,000



                 See Notes to Consolidated Financial Statements.

                   LASER VISION CENTERS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                                                             YEARS ENDED APRIL 30,
                                                                                             ---------------------
                                                                              1998                   1997                1996
                                                                              ----                   ----                ----
                                                                      (Restated - Note 3)
Revenues                                                                  $ 23,469,000            $  8,238,000         $ 3,918,000
Cost of revenues (includes $4,435,000, $3,472,000,
 and $1,973,000 of depreciation, respectively)                              16,750,000               7,590,000           4,240,000
          Gross profit (loss)                                                6,719,000                 648,000            (322,000)

Selling, general and administrative expenses                                 9,592,000               9,719,000           5,831,000
Fixed asset impairment provision (Note 6)                                           --               2,772,000           3,063,000

          Loss from operations                                              (2,873,000)            (11,843,000)         (9,216,000)

Other income (expenses):
  Interest income and other                                                    377,000                 268,000             437,000
  Interest expense                                                          (1,000,000)               (597,000)           (216,000)
  Minority interest in net loss of subsidiary
    (Note 5)                                                                        --                 103,000             192,000
Net loss                                                                   ($3,496,000)           $(12,069,000)       $ (8,803,000)

  Deemed preferred
   dividends (Restated - Note 3)                                            (1,930,000)               (126,000)           (439,000)

Net loss applicable to common stockholders                                  (5,426,000)           ($12,195,000)        ($9,242,000)
  (Restated - Note 3)
Basic and diluted loss per share (Restated - Note 3)                      $       (.59)           $      (1.45)        $     (1.75)

Weighted average number of common shares
  outstanding                                                                9,178,000               8,421,000           5,278,000




                 See Notes to Consolidated Financial Statements.

                   LASER VISION CENTERS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR EACH OF THE THREE YEARS ENDED APRIL 30, 1998




                                                           COMMON STOCK                PAID-IN       ACCUMULATED
                                                        SHARES        AMOUNT           CAPITAL         DEFICIT
                                                        ------        ------           -------         -------
Balance at April 30, 1995                             4,452,555      $45,000       $13,943,000     $(7,639,000)
Exercise of incentive and non-qualified options         100,210        1,000           468,000
Exercise of C, D, non-qualified,
  underwriter and other warrants                        363,294        3,000         2,137,000
Exercise of Class B and F warrants                    1,159,690       12,000         6,910,000
Issuance of common stock in private offering            242,218        2,000         1,143,000
Issuance of common stock in conjunction
  with acquisitions (Note 5)                             98,026        1,000           911,000
Costs associated with issuance of
  convertible preferred stock with
  mandatory redemption provision                                                    (1,242,000)
Dividends accrued on convertible
  preferred stock (Note 10)                                                           (439,000)
Net loss for the year ended April 30, 1996                                                          (8,803,000)
                                                      ---------      -------       -----------    -------------
Balance at April 30, 1996                             6,415,993       64,000        23,831,000     (16,442,000)
Issuance of restricted
  shares of common stock                                 20,609                        160,000
Exercise of incentive and non-qualified options          28,790                        147,000
Dividends accrued on convertible
  preferred stock (Note 10)                                                           (126,000)
Conversion of preferred stock (Note 10)               2,349,991       24,000        14,641,000
Warrants and options issued (Note 15)
Shares issued to 401(k) plan
  for employees                                           1,674                         10,000
Net loss for the year ended April 30, 1997                                                         (12,069,000)
                                                      ---------      -------       -----------    -------------
Balance at April 30, 1997                             8,817,057       88,000        38,663,000     (28,511,000)
Issuance of warrants and preferred stock
  with beneficial conversion feature
  (Restated -- Note 3)                                                               3,667,000
Exercise of incentive and
  non-qualified options and
  warrants                                              410,123        4,000         2,178,000
Deemed dividends on convertible
  preferred stock (Restated -- Note 3)                                              (1,930,000)
Conversion of preferred stock (Restated --
  Note 3)                                               452,146        5,000         1,585,000
Warrants and options issued (Note 10)
Shares issued to 401(k) plan
  for employees                                           7,997                         64,000
Net loss for the year ended April 30, 1998                                                          (3,496,000)
                                                      ---------      -------       -----------    ------------
Balance at April 30, 1998                             9,687,323      $97,000       $44,227,000    $(32,007,000)




                                                     WARRANTS       TOTAL
                                                       AND       STOCKHOLDERS'
                                                     OPTIONS        EQUITY
                                                     -------        ------
Balance at April 30, 1995                                        $6,349,000
Exercise of incentive and non-qualified options                     469,000
Exercise of C, D, non-qualified,
  underwriter and other warrants                                  2,140,000
Exercise of Class B and F warrants                                6,922,000
Issuance of common stock in private offering                      1,145,000
Issuance of common stock in conjunction
  with acquisitions (Note 5)                                        912,000
Costs associated with issuance of
  convertible preferred stock with
  mandatory redemption provision                                 (1,242,000)
Dividends accrued on convertible
  preferred stock (Note 10)                                        (439,000)
Net loss for the year ended April 30, 1996                       (8,803,000)
                                                                  ----------
Balance at April 30, 1996                                         7,453,000
Issuance of restricted
  shares of common stock                                            160,000
Exercise of incentive and non-qualified options                     147,000
Dividends accrued on convertible
  preferred stock (Note 10)                                        (126,000)
Conversion of preferred stock (Note 10)                          14,665,000
Warrants and options issued (Note 15)                  $36,000       36,000
Shares issued to 401(k) plan
  for employees                                                      10,000
Net loss for the year ended April 30, 1997                      (12,069,000)
                                                    ----------   ----------
Balance at April 30, 1997                               36,000   10,276,000
Issuance of warrants and preferred stock with
  beneficial conversion features
  (Restated -- Note 3)                                 245,000    3,912,000
Exercise of incentive and
  non-qualified options and
  warrants                                                        2,182,000
Deemed dividends on convertible preferred
  stock (Restated -- Note 3)                                     (1,930,000)
Conversion of preferred stock (Restated --
  Note 3)                                                         1,590,000
Warrants and options issued (Note 10)                  980,000      980,000
Shares issued to 401(k) plan
  for employees                                                      64,000
Net loss for the year ended April 30, 1998                       (3,496,000)
                                                    ----------  -----------
Balance at April 30, 1998                           $1,261,000  $13,578,000




                 See Notes to Consolidated Financial Statements.

                   LASER VISION CENTER, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                             YEARS ENDED APRIL 30,
                                                                              1998                   1997                1996
                                                                              ----                   ----                ----
Cash flows from operating expenses:
  Net loss                                                                 $(3,496,000)           $(12,069,000)        $(8,803,000)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                            4,925,000               3,910,000           2,203,000
    Fixed asset impairment                                                                           2,772,000           3,063,000
    Compensation paid in common stock                                          326,000                  46,000
    Imputed interest                                                                                                        74,000
    Changes in operating assets and liabilities, excluding
      the effects of acquisitions:
      Increase (decrease) in accounts receivable                            (1,784,000)               (914,000)             23,000
      Increase in inventory                                                   (647,000)               (378,000)            (87,000)
      Increase in prepaid expenses and other
        current assets                                                        (146,000)                (54,000)           (232,000)
      Increase in accounts payable                                             590,000               1,581,000             380,000
      Increase (decrease) in accrued liabilities                             1,257,000                (479,000)            746,000
      Decrease in minority interest                                                                   (103,000)           (192,000)
          Net cash provided (used) by
           operating activities                                              1,025,000              (5,688,000)         (2,825,000)
Cash flows from investing activities:
  Acquisition of equipment                                                  (4,132,000)             (4,586,000)         (5,993,000)
  Business acquisitions and other                                              (13,000)                (93,000)           (233,000)
  Equipment deposits                                                                                                    (1,685,000)
            Net cash used by investing activities                           (4,145,000)             (4,679,000)         (7,901,000)
Cash flows from financing activities:
  Proceeds from private offering, preferred                                  6,000,000
  Private placement offering costs, preferred                                 (513,000)
  Return of restricted cash                                                    255,000
  Proceeds from notes payable                                                1,863,000               4,148,000
  Payment on notes payable                                                  (1,315,000)               (459,000)         (2,135,000)
  Principal payments under capital lease
    obligations                                                               (716,000)             (2,257,000)           (252,000)
  Proceeds from exercise of incentive and
    nonqualified stock options and warrants                                  2,182,000                 107,000             469,000
  Deposits on financing contracts                                                                      (50,000)
  Proceeds from private offering, redeemable
    preferred                                                                                                           14,100,000
  Private placement offering costs, redeemable
    preferred                                                                                                           (1,117,000)
  Proceeds from private offerings, common                                                                                1,220,000
  Private placement offering costs, common                                                                                 (75,000)
  Net proceeds from exercise of Class A, B
    and F Warrants                                                                                                       6,922,000
  Net proceeds from exercise of other warrants                                                                           2,140,000
          Net cash provided by financing activities                          7,756,000               1,489,000          21,272,000
Net increase (decrease) in cash and
            cash equivalents                                                 4,636,000              (8,878,000)         10,546,000
Cash and cash equivalents at beginning of year                               3,794,000              12,672,000           2,126,000

Cash and cash equivalents at end of year                                   $ 8,430,000            $  3,794,000        $ 12,672,000


                                                                                             YEARS ENDED APRIL 30,
                                                                              1998                   1997                1996
                                                                              ----                   ----                ----
                                                                           (Restated -
                                                                             Note 3)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
  Conversion of preferred stock and value assigned
   to warrants (Restated - Note 3)                                          $2,128,000             $14,665,000
  Deemed preferred dividends   (Restated - Note 3)                           1,930,000                 126,000            $439,000
  Offering costs, private placement redeemable preferred                                                                   125,000
  Restricted cash upon issuance of capital leases                                                    1,650,000
  Management Services Agreements:
    Stock and stock options (returned) issued
          for contract rights                                               (1,092,000)              1,092,000
    Contract rights surrendered                                              1,044,000
    Equipment returned                                                         233,000
    Lease obligation transferred                                               215,000
    Warrants and options issued for equipment
          purchase and future services                                         718,000
  Notes payable issued for laser purchases                                   2,177,000                                     675,000
  Capital lease obligations related to laser
    purchases                                                                                                            1,936,000
Acquisitions -- Fair value of assets acquired                                                                            1,676,000
  Liabilities assumed                                                                                                      595,000
  Common stock issued                                                                                  130,000             912,000
  Cash paid                                                                                            193,000             169,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                  $1,010,000             $   587,000        $    127,000



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

Loss per share

          In March 1997, FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128), which requires public entities to present both basic and diluted earnings per share amounts on the face of their financial statements, replacing the former calculations of primary and fully diluted earnings per share. The Company adopted FAS 128 effective with the beginning of its fiscal 1998 third quarter. The calculations exclude the effect of the Series B convertible preferred stock, stock options and warrants since their inclusion in such calculations would have been antidilutive.

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

Note 3. EFFECTS OF RESTATEMENTS

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

          The closing of the Series B Convertible Preferred Stock occurred on June 20, 1997 (the "Issuance Date") at an aggregate price of $6,000,000. The Company issued 6,000 shares of preferred stock, having a stated value of $1,000 per share, together with 100,000 warrants to purchase common stock at $9.39 per share, and the right to an additional 100,000 warrants to purchase common stock issuable on June 20, 1998, provided at least $2,000,000 of the preferred shares remain outstanding at that date. Such additional warrants were issued in June 1998 in accordance with the terms of the agreement at an exercise price of $17.85 per share. The Series B shares bear no dividends and are convertible at any time. The warrants are exercisable immediately upon issuance. In August 1997, the common shares underlying the Series B shares and warrants were registered with the Securities and Exchange Commission pursuant to registration rights under this Series B stock purchase agreement.

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


          The Company received $6,000,000 of proceeds, and paid offering costs of $513,000, resulting in net proceeds of $5,487,000 for the preferred shares and warrants. In the April 30, 1998 financial statements, the Company ascribed $6,000,000, the stated value, to the preferred stock, $362,000 to paid in capital for the warrants and charged paid-in-capital $875,000, to account for the net proceeds received. The Company accounted for the 5% adjustment feature as a deemed dividend by charging paid-in capital, as the Company had an accumulated deficit, and increasing the carrying value of the preferred stock. For the year ended April 30, 1998, the Company recognized deemed dividends of $198,000, which were determined based on the amount of the 5% adjustment feature realizable by the Series B stockholder during this period.

          The Company has restated its 1998 financial statements to account for the beneficial conversion feature and the mandatory redemption features of the Series B shares. In determining the accounting for the beneficial conversion feature, the Company first allocated the net proceeds of $5,487,000 to the Series B shares and the warrants based on their relative fair values at the Issuance Date; resulting in $5,242,000 assigned to the Series B shares and $245,000 assigned to the warrants as of June 20, 1997. The Company then allocated $3,667,000 of the Series B shares net proceeds to paid-in capital for the beneficial conversion feature resulting in a reduction in the carrying value of the Series B shares to $1,575,000. The beneficial conversion feature is being recognized as a deemed dividend to the preferred shareholders over the minimum period in which the preferred shareholders can realize that return. Because the Series B shares were immediately convertible, a portion of the beneficial conversion feature is realizable at the issuance date. Accordingly, a $1,732,000 deemed dividend as of the Issuance Date has been recognized as a charge to paid-in capital and net loss applicable to common stockholders, and an increase in the carrying value of the preferred stock. As a result, through April 30, 1998, $1,930,000 of the beneficial conversion feature has been recognized. The balance of the beneficial conversion feature related to the outstanding Series B shares which is not realizable until future periods is being recognized through June, 2002 using the interest method.

          During Fiscal 1998, 2,750 of Series B shares were converted to 452,146 shares of common stock. The converted Series B shares had a carrying value, including the beneficial conversion feature recognized through the date of conversion, of $1,590,000. As a result of the above, the carrying value of the Series B shares is $1,915,000 at April 30, 1998.

          In addition, due to the mandatory redemption features noted above, the carrying value of the Series B shares, which were previously presented as a component of Stockholders' Equity, has been reclassified as temporary equity, outside of Stockholders' Equity at April 30, 1998.

          The restatements of the 1998 financial statements for the matters described above had no effect on the Company's net loss, total assets or total liabilities. The Company's redeemable equity, total stockholders' equity at April 30, 1998 and basic and diluted loss per common share for the year ended April 30, 1998, as previously reported and as restated, are as follows:

                                                                  April 30, 1998
                                                                  --------------
Redeemable equity -- previously reported                            $    --
Adjustment related to the presentation of the
  Series B shares as redeemable                                        1,915,000
                                                                     -----------
As restated                                                          $ 1,915,000
                                                                     ===========
Stockholders' equity -- previously reported                          $15,493,000
Adjustment related to the presentation of the
  Series B shares as redeemable                                       (1,915,000)
                                                                     -----------
As restated                                                          $13,578,000
                                                                     ===========

                                                                     Year ended
                                                                   April 30, 1998
                                                                   --------------
Basic and diluted net loss per common share --
  previously reported                                                     ($0.40)
Adjustment related to the recognition of the
  beneficial conversion feature as a deemed preferred dividend            ( 0.19)
                                                                          ------
As restated                                                               ($0.59)
                                                                          ======

          The quarterly data for deemed preferred dividends and basic and diluted net loss per common share, as previously reported in the Company's Form 10-Q and as restated, are as follows:

                                                                    3 Months Ended
                                                                    July 31, 1997
                                                                     (unaudited)
                                                                    --------------
Deemed preferred dividends -- previously reported                     $   33,000

Adjustments related to the recognition of the
  beneficial conversion feature as a deemed preferred dividend         1,732,000
                                                                      ----------
As restated                                                           $1,765,000
                                                                      ==========
Basic and diluted loss per common share --
  previously reported                                                     ($0.18)

Adjustments related to the recognition of the
  beneficial conversion feature as a deemed preferred dividend             (0.19)
                                                                           -----
As restated                                                               ($0.37)
                                                                            ====


4. MANAGEMENT SERVICES AGREEMENTS

          Effective January 1, 1997, the Company completed a management services agreement with an ophthalmic practice whose president is a member of the Company's Board of Directors and is also the Company's medical director. The Company acquired certain contract rights and fixed assets for $288,000 of cash, the issuance of 96,400 shares of common stock and 157,593 stock options with an exercise price of $5.98 per share, the market price. The Company also assumed certain lease obligations described in Note 9.

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

5.  ACQUISITIONS

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

6.  FIXED ASSET IMPAIRMENT PROVISIONS

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

7. OTHER ASSETS

          Other assets at April 30 consist of the following:

                                                                              1998             1997
                                                                                               ----
Goodwill, net of $261,000 and $103,000 amortization,
  respectively (Notes 5 and 6)                                             $678,000           $836,000
Tradename and servicemark costs, net of $69,000 and $49,000
  amortization, respectively                                                113,000            136,000
Deferred contract rights, net of $42,000 amortization (Note 4)                               1,238,000
Future services obtained for issuance of warrants and options               539,000
Restricted cash (Notes 8 and 12)                                            974,000          1,239,000
Rent deposits and other, net                                                 59,000             49,000
                                                                             ------             ------
                                             Total                       $2,363,000         $3,498,000

          Restricted cash secures one of the Company's notes payable and the Company's guarantee to a third party of notes by certain patients who elected to finance a portion of the cost of their PRK or LASIK procedure.

8.  NOTES PAYABLE

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

9.  OBLIGATIONS UNDER CAPITAL LEASES

          In January 1997, the Company assumed responsibility for an excimer laser lease and a microkeratome lease with remaining lives of three and one half years with principal payments totaling $381,000 and bearing interest at rates from 7% to 9% per annum as part of a management services agreement, see Note 4. In conjunction with the dissolution of the management services agreement in April 1998, the lease obligations have returned to the practice with which the management services agreement was dissolved. In August 1996, the Company financed an excimer laser purchase with a four year capital lease requiring principal payments totaling $525,000 and bearing interest at 15%. During fiscal 1997, the Company financed a total of nine corneal topographer purchases for use in the United States with three to five year capital leases requiring total principal payments of $139,000 and bearing interest at rates from 6% to 12% per annum.

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


10.  CONVERTIBLE PREFERRED STOCK


          The Company's amended Articles of Incorporation authorize the Board of Directors to issue 1,000,000 shares of preferred stock, at $.01 par value per share, in one or more series, designated by them as to rights, preferences, terms and limitations.


          In June 1997, the Company received $6,000,000, less $513,000 of offering costs, from the issuance of 6,000 shares of restricted Series B Convertible Preferred Stock, par value $1,000, 100,000 vested stock warrants with an exercise price of $9.39 per warrant and, effective June 1998, 100,000 vested stock warrants with an exercise price of $17.85 per warrant. The underlying common stock was registered with the SEC in August 1997. During fiscal 1998, a total of 2,750 Series B preferred shares were converted to 452,146 shares of common stock. The 3,250 Series B preferred shares outstanding have a mandatory conversion requirement by June 2002 which varies with the future market price of the Company's common stock and is subject to an $8.05 per share maximum conversion price. The number of common shares into which the preferred stock is convertible is determined by dividing the stated value of the Series B shares, increased on a daily basis at a rate of 5% per annum, by the conversion price. As of April 30, 1998, the outstanding Series B preferred stock would have converted to 421,109 shares of common stock. The Series B preferred shares are non-voting except in regard to issues directly affecting the preferred stock as a class. See Note 3.


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



11.  INCOME TAXES


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


12.  COMMITMENTS AND CONTINGENCIES


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

Operating leases

          The Company has office and laser center lease agreements in St. Louis, Missouri and London, England. The respective leases commenced in 1994 and 1996 and shall end in 1999 and 2001. Approximate future minimum rental payments under the leases are as follows:



  YEAR ENDING APRIL 30,                                                                   MINIMUM RENTAL PAYMENTS
  ---------------------                                                                   -----------------------
          1999                                                                                    $329,000
          2000                                                                                     306,000
          2001                                                                                     283,000
          2002                                                                                       4,000


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




13.  LEGAL PROCEEDINGS


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


14.  CAPITAL STOCK


          In September 1994, stockholders approved an increase in the number of authorized common shares from 10,000,000 to 50,000,000 and an amendment to the Company's Certificate of Incorporation requiring super majority (80%) approval of certain business combinations.


15.  STOCK OPTIONS AND WARRANTS


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



                   YEAR ENDING APRIL 30,                              1998               1997             1996
                   ---------------------                              ----               ----             ----
Net loss as reported (thousands)                                    $3,496            $12,069           $8,803
Pro forma net loss (thousands)                                      $4,309            $12,862           $9,064

Loss per share as reported (Restated - Note 3)                        $.59              $1.45           $ 1.75
Pro forma loss per share (Restated - Note 3)                          $.68              $1.54            $1.80

Weighted average fair value of grants at market                      $2.55              $2.75            $2.41
Weighted average fair value of grants below market                       -                  -            $4.06

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


The fiscal 1998 financial statements reflect $262,000 of expense for warrants and options issued as compensation to consultants and lenders, $718,000 of cost for warrants issued to acquire equipment and non-current contract rights from medical advisors and $245,000 of cost assigned to the warrants issued or issuable as part of the issuance of preferred stock (Restated - Note 3). Fiscal 1997 operating results reflect $36,000 of expense for warrants and options issued as compensation to consultants and lenders.


16.  BUSINESS SEGMENT INFORMATION

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