Form 10-Q/A
period 1998-07-31
LASER VISION CENTERS INC
filed 1999-04-22
CIK 861875

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


Reason for Amendment
The Company has restated its financial statements as of July 31, 1998 and April 30, 1998 and for the three month period ended July 31, 1997 to account for the beneficial conversion feature and the mandatory redemption features of the Series B Convertible Preferred Stock. See Note 2 to the Financial Statements.

                           LASER VISION CENTERS, INC.
              FORM 10-Q/A FOR QUARTERLY PERIOD ENDED JULY 31, 1998
                                     INDEX


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

         Notes to Interim Consolidated Financial Statements......................................9-11

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

         Liquidity and Capital Resources........................................................11-12

         Results of Operations..................................................................12-13


Part II. OTHER INFORMATION


Item 1.  Legal Proceedings.........................................................................14

Item 2.  Changes in Securities.....................................................................14

Item 3.  Defaults upon Senior Securities...........................................................14

Item 4.  Submission of Matters to a
         Vote of Security Holders..................................................................14

Item 5.  Other Information.........................................................................14

Item 6.  Reports on Form 8-K.......................................................................14

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
                                                           ============    ============



See notes to interim consolidated financial statements


LASER VISION CENTERS, INC. AND SUBSIDIARIES                      (Unaudited)
CONSOLIDATED BALANCE SHEET                                        JULY 31,        April 30,
                                                                   1998             1998
                                                                   (Restated -- Note 2)
CURRENT LIABILITIES

      Current portion of notes payable                         $  2,500,000    $  2,365,000
      Current portion of capitalized
       lease obligation                                             691,000         672,000
      Accounts payable                                            2,903,000       2,667,000
      Accrued compensation                                          586,000         981,000
      Other accrued liabilities                                   2,129,000       2,036,000
                                                               ------------    ------------
                           Total Current Liabilities              8,809,000       8,721,000

NON-CURRENT LIABILITIES
      Notes payable                                               5,277,000       5,907,000
      Capitalized lease obligations                                 497,000         678,000
      Deferred revenue and other                                     16,000          30,000
                                                               ------------    ------------
                           Total Non-Current Liabilities          5,790,000       6,615,000

COMMITMENTS AND CONTINGENCIES

SERIES B CONVERTIBLE PREFERRED STOCK WITH
MANDATORY REDEMPTION PROVISIONS (RESTATED -- NOTE 2)              1,955,000       1,915,000

STOCKHOLDERS' EQUITY
      Common stock, par value of $.01 per
       share, 50,000,000 shares authorized;
       9,910,829 and 9,687,323 shares issued
       and outstanding, respectively                                 99,000          97,000
      Warrants and options (Restated -- Note 2)                   1,149,000       1,261,000
      Paid-in capital (Restated -- Note 2)                       45,595,000      44,227,000
      Accumulated deficit                                       (31,674,000)    (32,007,000)
                                                                -----------     -----------
                  Total Stockholders' Equity                     15,169,000      13,578,000
                                                                -----------     -----------

                  Total Liabilities and Equity                 $ 31,723,000    $ 30,829,000
                                                               ============    ============


See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)



                                                                  Three Month Period
                                                                    Ended July 31,
                                                              1998                  1997
                                                                             (Restated-Note 2)

REVENUES                                                  $ 9,110,000           $ 4,098,000

Cost of revenues, depreciation                              1,133,000             1,046,000
Cost of revenues, other                                     5,111,000             2,271,000
                                                          -----------           -----------

                                    GROSS PROFIT            2,866,000               781,000

Selling, general and administrative expenses                2,366,000             2,131,000
                                                          -----------           -----------

                  INCOME (LOSS) FROM OPERATIONS               500,000            (1,350,000)

Other income (expenses)
 Interest and other income                                    101,000                55,000
 Interest and other expense                                  (268,000)             (242,000)
                                                          -----------           -----------

                  NET INCOME (LOSS)                           333,000            (1,537,000)

Deemed Preferred Dividends (Restated-Note 2)                  (40,000)           (1,765,000)
                                                          -----------           -----------

NET INCOME (LOSS) APPLICABLE TO
 COMMON STOCKHOLDERS (Restated-Note 2)                    $   293,000            (3,302,000)
                                                          ===========           ===========

BASIC AND DILUTED NET INCOME (LOSS)
 PER SHARE (Restated-Note 2)                              $      0.03           $     (0.37)
                                                          ===========           ===========

Weighted average number of
 common shares outstanding-basic                            9,741,000             8,821,000
                                                          ===========           ===========
Weighted average number of
 common shares outstanding-diluted                         10,850,000             8,821,000
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
                                                              ===========          ===========


LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOW (Unaudited) (CONTINUED)



                                                                     Three Month Period
                                                                         Ended July 31,
                                                                    1998           1997
                                                                             (Restated-Note 2)
  Non-cash investing and financing:
     Adjustment of value of common stock
      and stock options issued for contract rights                                $352,000

     Deemed preferred dividends (Restated-Note 2)                  $40,000      $1,765,000




See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY (Unaudited)
(RESTATED -- NOTE 2)






                                   Common Stock
                                  $.01 Par Value                         Warrants                      Total
                                                           Paid-in         and       Accumulated    Shareholders'
                             Shares        Amount          Capital       Options       Deficit        Equity

Balance-
 April 30, 1998
 (Restated -- Note 2)      9,687,323      $97,000       $44,227,000    $1,261,000   ($32,007,000)   $13,578,000

Exercise of
warrants and options         221,325        2,000         1,381,000      (136,000)                    1,247,000

Deemed dividends
on convertible
preferred stock                                             (40,000)                                    (40,000)

Warrants and
Options issued                                                             24,000                        24,000

Shares issuable to
401(k) plan for
employees                      2,181                         27,000                                      27,000

Net income for the
three month period
ended July 31, 1998                                                                      333,000        333,000
                        ------------      -------      ------------    ----------   ------------    -----------

Balance -
 July 31, 1998
 (Restated -- Note 2)      9,910,829      $99,000       $45,595,000    $1,149,000   ($31,674,000)   $15,169,000
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

The net income (loss) per share was computed using the weighted average number of common shares outstanding during each period. Weighted average number of common shares outstanding - diluted for the quarter ended July 31, 1998 include the dilutive effects of warrants and options using the treasury stock method. Common stock equivalents were excluded from the calculation for the quarter ended July 31, 1997 due to their anti-dilutive effect. The income (loss) per common share for the three months ended July 31, 1998 and 1997 reflects
$40,000 and $1,765,000 of deemed dividends, respectively, on the Series B Convertible Preferred Stock (See Note 2).



2. In the course of a review of a Securities Act filing, the staff of the Securities and Exchange Commission (the "Commission"), raised an issue regarding the existence of a beneficial conversion feature embedded in the Series B Convertible Preferred Stock ("Series B shares"), which should be accounted for as a deemed dividend to the preferred shareholder. After consideration, the Company concluded that a beneficial conversion feature does exist and has quantified the amount as $3,667,000 at the issuance date. In addition, based on review of the terms of the stock agreement, it has been determined that the Series B shares have certain mandatory redemption features. Although the Company believes that the likelihood of redemption occurring is remote, the carrying value of the Series B shares is required to be presented as temporary equity, which is outside of stockholders' equity.

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



The Company received $6,000,000 of proceeds, and paid offering costs of $513,000, resulting in net proceeds of $5,487,000 for the preferred shares and warrants. In the April 30, 1998 financial statements, the Company ascribed $6,000,000, the stated value, to the preferred stock, $362,000 to paid in capital for the warrants and charged paid-in capital $875,000, to account for the net proceeds received. The Company accounted for the 5% adjustment feature as a deemed dividend by charging paid-in capital, as the Company had an accumulated deficit, and increasing the carrying value of the preferred stock. For the three-month period ended July 31, 1998, the Company recognized deemed dividends of $40,000 which were determined based on the amount of the 5% adjustment feature realizable by the Series B stockholder during the period.


The Company has restated its 1998 financial statements to account for the beneficial conversion feature of the Series B shares. In determining the accounting for the beneficial conversion feature, the Company first allocated the net proceeds of $5,487,000 to the Series B shares and the warrants based on their relative fair values at the Issuance Date, resulting in $5,242,000 assigned to the Series B shares and $245,000 assigned to the warrants as of June 20, 1997. The Company then allocated $3,667,000 of the Series B shares net proceeds to paid-in capital for the beneficial conversion feature resulting in a reduction in the carrying value of the Series B shares to $1,575,000. The beneficial conversion feature is being recognized as a deemed dividend to the preferred shareholders over the minimum period in which the preferred shareholders can realize that return. Because the Series B shares were immediately convertible, a $1,732,000 deemed dividend as of the Issuance Date has been recognized as a charge to paid-in capital and net loss applicable to common stockholders, and an increase in the carrying value of the preferred stock. As a result, the Company recognized deemed dividends of $40,000 and $1,765,000 during the three month periods ended July 31, 1998 and 1997, respectively. Through July 31, 1998, $1,970,000 of the beneficial conversion feature has been recognized. The balance of the beneficial conversion feature related to the outstanding Series B shares is being recognized through June 2002.

In addition, due to the mandatory redemption features noted above, the carrying value of the Series B shares, which were previously presented as a component of Stockholders' Equity, has been reclassified as temporary equity, outside of Stockholders' Equity at July 31 and April 30, 1998.

The restatements of the Company's fiscal 1998 interim and annual financial statements and the July 31, 1998 interim financial statements for the matters described above had no effect on the Company's net loss, total assets or total liabilities. In addition, the restatements had no effect on the Company's Basic and Diluted income per share for the three month period needed July 31, 1998. The Company's redeemable equity and total stockholders' equity at July 31 and April 30, 1998 and Basic and Diluted loss per common share for the three month period ended July 31, 1997, as previously reported and as restated, are as follows:


                                                                    July 31, 1998      April 30, 1998
                                                                    -------------      --------------
                                                                     (unaudited)
Redeemable Equity--previously reported                               $        --         $        --
Adjustment related to the presentation of the
  Series B shares as redeemable                                        1,955,000           1,915,000
                                                                     -----------         -----------

As restated                                                          $ 1,955,000         $ 1,915,000
                                                                     ===========         ===========

Stockholders' Equity--previously reported                            $17,124,000         $15,493,000
Adjustment related to the presentation of the
  Series B shares as redeemable                                       (1,955,000)         (1,915,000)
                                                                     -----------         -----------
As restated                                                          $15,169,000         $13,578,000
                                                                     ===========         ===========

                                                                   The three month
                                                                    period ended
                                                                    July 31, 1997
                                                                   ---------------
                                                                    (unaudited)


Basic and Diluted Net Loss per Common Share--previously reported           ($.18)
Adjustment related to the recognition of the
  beneficial conversion feature as a deemed preferred dividend              (.19)
                                                                     -----------
As restated                                                                ($.37)
                                                                     ===========


3. On September 1, 1998, the Company acquired all of the outstanding stock of Refractive Surgical Resources, Inc. (RSR) for $1.0 million in cash and $2.3 million in notes payable/future payments (of which $1.1 million is due within one year). Richard L. Lindstom, M.D., one of the Company's outside directors held a minority ownership position of less than 7% in RSR. RSR provides microkeratome access and the related disposable blades used by ophthalmologists during the LASIK procedure. This acquisition complements the Company's existing refractive surgery business and will be integrated with the Company's existing field operations. The acquisition will be accounted for as a purchase and about 95% of the purchase cost will be recorded as goodwill and amortized over 15 years. For the fiscal year ended April 30, 1998, RSR revenues were $1.7 million and assets, which consisted primarily of microkeratome equipment and current assets, were over $1.3 million.

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


LASER VISION CENTERS, INC.



\s\John J. Klobnak                                   April 21, 1999
------------------------------                     ------------------
John J. Klobnak                                          Date
Chairman of the Board and Chief Executive Officer



\s\B. Charles Bono III                               April 21, 1999
------------------------------                     ------------------
B. Charles Bono                                          Date
Chief Financial Officer