Form 10-Q/A
period 1998-10-31
LASER VISION CENTERS INC
filed 1999-04-22
CIK 861875

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


Reason for Amendment

The Company has restated its financial statements as of October 31, 1998 and April 30, 1998 and for the six month period ended October 31, 1997 to account for the beneficial conversion feature and the mandatory redemption features of the Series B Convertible Preferred Stock. See Note 2 to the Financial Statements.

                           LASER VISION CENTERS, INC.
              FORM 10-Q/A FOR QUARTERLY PERIOD ENDED OCTOBER 31, 1998
                                      INDEX



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
                                                                         ===========                    ===========



See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET



                                                                         (UNAUDITED)
                                                                         OCTOBER 31,                      April 30,
                                                                             1998                           1998
                                                                                  (Restated - Note 2)
CURRENT LIABILITIES
         Current portion of notes payable                                 $3,686,000                     $2,365,000
         Current portion of capitalized
           lease obligations                                                 842,000                        672,000
         Accounts payable                                                  4,183,000                      2,667,000
         Accrued compensation                                                947,000                        981,000
         Other accrued liabilities                                         1,750,000                      2,036,000
                                                                         -----------                   ------------
                                Total Current Liabilities                 11,408,000                      8,721,000
NON-CURRENT LIABILITIES
         Notes payable                                                     6,137,000                      5,907,000
         Capitalized lease obligations                                       607,000                        678,000
         Deferred revenue                                                                                    30,000
                                                                         -----------                   ------------
                                Total Non-Current Liabilities              6,744,000                      6,615,000

COMMITMENTS AND CONTINGENCIES

SERIES B CONVERTIBLE PREFERRED STOCK WITH MANDATORY
  REDEMPTION  PROVISIONS (Restated - Note 2)                               1,996,000                      1,915,000

STOCKHOLDERS' EQUITY
         Common stock, par value of $.01 per
            share, 50,000,000 shares authorized;
            9,975,032 and 9,687,323 shares issued
            and outstanding, respectively                                    100,000                         97,000
         Warrants and options (Restated - Note 2)                          1,229,000                      1,261,000
         Paid-in capital (Restated - Note 2)                              45,841,000                     44,227,000
         Accumulated deficit                                             (30,717,000)                   (32,007,000)
                                                                        ------------                    -----------
                                Total Stockholders' Equity                16,453,000                     13,578,000
                                                                        ------------                    -----------
                  Total Liabilities and Equity                           $36,601,000                    $30,829,000
                                                                        ============                    ===========



See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                                             Three Month Period                 Six Month Period
                                                              Ended October 31,                 Ended October 31,
                                                            1998           1997               1998             1997
                                                                                               (Restated - Note 2)
REVENUES                                               $10,402,000      $5,224,000        $19,512,000        $9,321,000
COST OF REVENUES
  Royalty fees and professional
      medical services                                   3,481,000       1,873,000          6,906,000         3,237,000
  Depreciation and amortization                          1,220,000       1,077,000          2,353,000         2,122,000
  Other costs                                            2,046,000         998,000          3,732,000         1,905,000
                                                       -----------      ----------        -----------        ----------
         GROSS PROFIT                                    3,655,000       1,276,000          6,521,000         2,057,000
                                                       -----------      ----------        -----------        ----------
Selling, general and
   administrative expenses                               2,512,000       2,309,000          4,878,000         4,440,000
                                                       -----------      ----------        -----------        ----------
         INCOME (LOSS) FROM OPERATIONS                   1,143,000      (1,033,000)         1,643,000        (2,383,000)

Other income (expenses)
   Interest and other income                                93,000          89,000            194,000           144,000
   Interest and other expense                             (278,000)       (229,000)          (547,000)         (471,000)
                                                       -----------      ----------         ----------        ----------
         NET INCOME (LOSS)                                 958,000      (1,173,000)         1,290,000        (2,710,000)

Deemed Preferred Dividends (Restated - Note 2)             (41,000)        (66,000)           (81,000)       (1,831,000)
                                                       -----------      ----------         ----------        ----------
NET INCOME (LOSS) APPLICABLE TO
  COMMON STOCKHOLDERS (Restated - Note 2)                 $917,000     ($1,239,000)        $1,209,000       ($4,541,000)
                                                          ========      ==========         ==========        ==========


         NET INCOME (LOSS) PER SHARE
          (Restated - Note 2)                                $0.09          ($0.14)             $0.12            ($0.51)
                                                             =====          ======              =====            ======


         NET INCOME (LOSS) PER SHARE - DILUTED
          (Restated - Note 2)                                $0.09          ($0.14)             $0.11            ($0.51)
                                                             =====          ======              =====            ======

Weighted average number of
   common shares outstanding                             9,927,000       9,044,000          9,834,000         8,933,000
                                                        ==========       =========         ==========         =========
Weighted average number of
  common shares outstanding - diluted                   10,708,000       9,044,000         10,779,000         8,933,000
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
                                                                           ==========          ===========

LASER VISION CENTERS, INC. AND SUBSIDIARIES                                         Six Month Period
CONSOLIDATED STATEMENT OF CASH FLOW                                                 Ended October 31,
                                                                                   (Restated - Note 2)
                                                                               1998                1997
      Non-cash investing and financing:
         Conversion of preferred stock  (Restated - Note 2)                                     $  849,000
         Deemed preferred dividends (Restated - Note 2)                      $ 81,000            1,831,000
         Adjustment of value of common stock and
             stock options issued for contract rights                          62,000              526,000
         Notes payable related to laser purchases                             620,000




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
                                                                                                ==========

See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY (UNAUDITED)
(Restated - Note 2)



                                                  Common Stock
                                                 $.01 Par Value
                                                                                         Warrants                        Total
                                                                          Paid-in           and       Accumulated    Shareholders'
                                               Shares      Amount         Capital         Options       Deficit          Equity
Balance-
   April 30, 1998
     (Restated - Note 2)                      9,687,323    $97,000       $44,227,000     $1,261,000   ($32,007,000)    $13,578,000

Exercise of

warrants and options                            282,398      3,000         1,636,000      (136,000)                      1,503,000

Deemed dividends
on convertible

preferred stock                                                              (81,000)                                      (81,000)

Warrants and

Options issued                                                                             104,000                         104,000

Shares issuable to
401(k) plan for
employees                                        5,311                        59,000                                        59,000

Net income for the
six month period
ended October 31, 1998                                                                                   1,290,000       1,290,000
                                             ---------    --------       -----------    ----------    ------------     -----------
Balance -
   October 31, 1998
    (Restated - Note 2)                     9,975,032    $100,000       $45,841,000    $1,229,000    ($30,717,000)    $16,453,000
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


The net income (loss) per share was computed using the weighted average number of common shares outstanding during each period. Weighted average number of common shares outstanding - diluted for the quarter and six month period ended October 31, 1998 include the dilutive effects of warrants and options using the treasury stock method. The income per common share for the six months ended October 31, 1998 and for the quarter ended October 31, 1998, reflects $81,000 and $41,000, respectively, of deemed dividends on the Series B Convertible Preferred Stock. The loss per common share for the six months ended October 31, 1997 and for the quarter ended October 31, 1997 reflects $1,831,000 and $66,000, respectively, of deemed dividends on the Series B Convertible Preferred Stock.



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



The Series B shares are subject to mandatory redemption requirements under certain limited circumstances as defined in the preferred stock agreement. Those circumstances include, a change in control of the Company in which more than 50% of the voting power of the company is disposed of, the Company's failure to maintain its common stock listing on the NASDAQ National Market or other designated stock exchange, or the Series B shares ceasing to be convertible as a result of the aggregate number of common shares then issuable upon conversion equaling 19.99% of the outstanding common stock. Should the Series B shares become redeemable, the redemption price would be the greater of (1) 118% of the stated value of the preferred stock, increased on a daily basis since the Issuance Date at a rate of 5% per annum, or (b) the number of shares issuable upon conversion multiplied by the closing price of the common stock on such conversion date.



The Company received $6,000,000 of proceeds, and paid offerings costs of $513,000, resulting in net proceeds of $5,487,000 for the preferred shares and warrants. In the April 30, 1998 financial statements, the Company ascribed $6,000,000, the stated value, to the preferred stock, $362,000 to paid in capital for the warrants and charged paid-in capital $875,000, to account for the net proceeds received. The Company accounted for the 5% adjustment feature as a deemed dividend by charging paid-in capital, as the Company had an accumulated deficit, and increasing the carrying value of the preferred stock. For the three and six-month periods ended October 31, 1998, the Company recognized deemed dividends of $41,000 and $81,000, respectively, which were determined based on the amount of the 5% adjustment feature realizable by the Series B stockholder during the period.



The Company has restated its 1998 financial statements to account for the beneficial conversion feature of the Series B shares. In determining the accounting for the beneficial conversion feature, the Company first allocated the net proceeds of $5,487,000 to the Series B shares and the warrants based on their relative fair values at the Issuance Date, resulting in $5,242,000 assigned to the Series B shares and $245,000 assigned to the warrants as of June 20, 1997. The Company then allocated $3,667,000 of the Series B shares net proceeds to paid-in capital for the beneficial conversion feature resulting in a reduction in the carrying value of the Series B shares to $1,575,000. The beneficial conversion feature is being recognized as a deemed dividend to the preferred shareholders over the minimum period in which the preferred shareholders can realize that return. Because the Series B shares were immediately convertible, a $1,732,000 deemed dividend as of the Issuance Date has been recognized as a charge to paid-in capital and net loss applicable to common stockholders, and a increase in the carrying value of the preferred stock. As a result, the Company recognized deemed dividends of $81,000 and $1,831,000 during the six month periods ended October 31, 1998 and 1997, respectively. Through October 31, 1998, $2,011,000 of the beneficial conversion feature has been recognized. The balance of the beneficial conversion feature related to the outstanding Series B shares is being recognized through June 2002.



In addition, due to the mandatory redemption features noted above, the carrying value of the Series B shares, which were previously presented as a component of Stockholders' Equity, has been reclassified as temporary equity, outside of Stockholders' Equity at October 31 and April 30, 1998.



The restatements of the Company's fiscal 1998 interim and annual financial statements and the October 31, 1998 interim financial statements for the matters described above had no effect on the Company's net loss, total assets or total liabilities. In addition, the restatements had no effect on the Company's Basic and Diluted income per share for the three and six month periods ended October 31, 1998 or the Basic and Diluted loss per share for the three month period ended October 31, 1997. The Company's redeemable equity and total stockholders' equity at October 31 and April 30, 1998 and Basic and Diluted loss per common share for the six month period ended October 31, 1997, as previously reported and as restated, are as follows:




                                                                 October 31, 1998         April 30, 1998
                                                                 ----------------        ---------------
                                                                   (unaudited)
Redeemable Equity--previously reported                             $   --                   $    --
Adjustment related to the presentation of the
  Series B shares as redeemable                                      1,996,000                1,915,000
                                                                   -----------              -----------
As restated                                                        $ 1,996,000              $ 1,915,000
                                                                   ===========              ===========

Stockholders' Equity--previously reported                          $18,449,000              $15,493,000
Adjustment related to the presentation of the
  Series B shares as redeemable                                     (1,996,000)              (1,915,000)
                                                                   -----------              -----------
As restated                                                        $16,453,000              $13,578,000
                                                                   ===========              ===========



                                                                       For the Six Month Period
                                                                        Ended October 31, 1997
                                                                              (unaudited)
Basic and Diluted Net Loss per Common Share--previously reported                ($0.31)
Adjustment related to the recognition of the
beneficial conversion feature as a deemed preferred dividend                     (0.20)
                                                                                -------
As restated                                                                     ($0.51)
                                                                                =======



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


\s\John J. Klobnak                                            April 21, 1999
-------------------------------------                         -----------------
John J. Klobnak                                               Date
Chairman of the Board and Chief Executive Officer


\s\B. Charles Bono, III                                       April 21, 1999
-------------------------------------                         -----------------
B. Charles Bono                                               Date
Chief Financial Officer and
Principal Accounting Officer