Form 10-Q/A
period 1999-01-31
LASER VISION CENTERS INC
filed 1999-04-22
CIK 861875

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


Reason for Amendment

The Company has restated its financial statements as of January 31, 1999 and April 30, 1998 and for the nine month period ended January 31, 1998 to account for the beneficial conversion feature and the mandatory redemption features of the Series B Convertible Preferred Stock. See Note 2 to the Financial Statements.

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
                                                                ===========             ===========




See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET


                                                                          (UNAUDITED)
                                                                          JANUARY 31,             April 30,
                                                                                1999                  1998
CURRENT LIABILITIES                                                             (Restated - Note 2)
         Current portion of notes payable                                 $5,373,000             $2,365,000
         Current portion of capitalized
           lease obligations                                               1,443,000                672,000
         Line of credit                                                      268,000
         Accounts payable                                                  5,770,000              2,667,000
         Accrued compensation                                              1,397,000                981,000
         Other accrued liabilities                                         1,909,000              2,036,000
                                                                        ------------            -----------
                                    Total Current Liabilities             16,160,000              8,721,000

NON-CURRENT LIABILITIES

         Notes payable                                                     6,278,000              5,907,000
         Capitalized lease obligations                                     2,303,000                678,000
         Other                                                                     -                 30,000
                                                                        ------------            -----------
                           Total Non-Current Liabilities                   8,581,000              6,615,000

MINORITY INTEREST                                                            282,000

COMMITMENTS AND CONTINGENCIES

SERIES B CONVERTIBLE PREFERRED STOCK WITH MANDATORY
  REDEMPTION PROVISIONS (Restated - Note 2)                                2,037,000              1,915,000

STOCKHOLDERS' EQUITY
         Common stock, par value of $.01 per
            share, 50,000,000 shares authorized;
            10,568,694 and 9,687,323 shares issued
            and outstanding, respectively                                    106,000                 97,000
         Warrants and options (Restated - Note 2)                          1,270,000              1,261,000
         Paid-in capital (Restated - Note 2)                              49,914,000             44,227,000
         Accumulated deficit                                             (28,455,000)           (32,007,000)
                                                                        ------------            -----------
                                    Total Stockholders' Equity            22,835,000             13,578,000
                                                                        ------------            -----------

                  Total Liabilities and Equity                           $49,895,000            $30,829,000
                                                                        ============            ===========


See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                                         Three Months                  Nine Months
                                                      Ended January 31,             Ended January 31,
                                                      1999            1998           1999            1998
                                                                                              (Restated -- Note 2)
REVENUE                                          $ 14,062,000    $  6,345,000    $ 33,574,000    $ 15,666,000
COST OF REVENUE
  Royalty fees and professional
      medical services                              4,510,000       2,152,000      11,416,000       5,389,000
  Depreciation and amortization                     1,532,000       1,102,000       3,885,000       3,224,000
  Other costs                                       3,313,000       1,214,000       7,045,000       3,119,000
                                                 ------------    ------------    ------------    ------------
         GROSS PROFIT                               4,707,000       1,877,000      11,228,000       3,934,000
                                                 ------------    ------------    ------------    ------------
Selling, general and
   administrative expense                           3,049,000       2,638,000       7,927,000       7,078,000
                                                 ------------    ------------    ------------    ------------

         INCOME (LOSS) FROM OPERATIONS              1,658,000        (761,000)      3,301,000      (3,144,000)
Other income (expense)
 Interest and other income                            140,000         113,000         306,000         257,000
 Interest and other expense                          (316,000)       (265,000)       (835,000)       (736,000)
 Minority interest in net income
       of subsidiary                                  (22,000)           --           (22,000)           --
                                                 ------------    ------------    ------------    ------------
         NET INCOME (LOSS) BEFORE TAXES             1,460,000        (913,000)      2,750,000      (3,623,000)

Income tax benefit                                    802,000            --           802,000            --
                                                 ------------    ------------    ------------    ------------

         NET INCOME (LOSS)                          2,262,000        (913,000)      3,552,000      (3,623,000)

Deemed preferred dividends (Restated -- Note 2)       (41,000)        (56,000)       (122,000)     (1,887,000)
                                                 ------------    ------------    ------------    ------------

         NET INCOME (LOSS) APPLICABLE TO
           COMMON STOCKHOLDERS (Restated --
           Note 2)                               $  2,221,000    ($   969,000)   $  3,430,000    ($ 5,510,000)
                                                 ============    ============    ============    ============


         NET INCOME (LOSS) PER SHARE - BASIC
            (Restated -- Note 2)                 $       0.22    ($      0.10)   $       0.34    ($      0.61)
                                                 ============    ============    ============    ============

         NET INCOME (LOSS) PER SHARE - DILUTED
            (Restated -- Note 2)                 $       0.18    ($      0.10)   $       0.31    ($      0.61)
                                                 ============    ============    ============    ============

Weighted average number of
   common shares outstanding - basic               10,294,000       9,301,000       9,987,000       9,055,000
                                                 ============    ============    ============    ============
Weighted average number of
  common shares outstanding - diluted              12,313,000       9,301,000      11,574,000       9,055,000
                                                 ============    ============    ============    ============



See notes to interim consolidated financial statements


LASER VISION CENTERS, INC. AND SUBSIDIARIES                       Nine Months
CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)                Ended January 31,
                                                               1999            1998
CASH FLOWS - OPERATING ACTIVITIES
   Net income (loss)                                        $ 3,552,000    ($3,623,000)
   Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
            Depreciation and amortization                     4,335,000      3,600,000
            Deferred income taxes                              (944,000)
            Compensation paid in common stock,
              options or warrants                               311,000        249,000
            Minority interest in net income of subsidiary        22,000
   Changes in assets and liabilities, net of effect
     of RSR and MSS acquisitions
            Increase in accounts receivable                  (3,343,000)    (1,650,000)
            Increase in inventory                              (265,000)      (434,000)
            Increase in prepaid expenses
                and other current assets                       (710,000)      (235,000)
            Increase in accounts payable                      2,465,000        570,000
            Increase (decrease) in accrued liabilities       (1,089,000)       494,000
                                                            -----------    -----------
Net cash provided by (used in) operating activities           4,334,000     (1,029,000)
CASH FLOWS - INVESTING ACTIVITIES
   Acquisition of equipment                                  (3,905,000)    (2,960,000)
   Acquisition of RSR and MSS, net of cash acquired          (3,214,000)
   Other, net                                                   (32,000)       (18,000)
                                                            -----------    -----------
Net cash used in investing activities                        (7,151,000)    (2,978,000)
CASH FLOWS - FINANCING ACTIVITIES
  Proceeds from exercise of stock options and warrants        5,578,000      1,319,000
  Proceeds from private offering, preferred                                  6,000,000
  Private placement offering costs, preferred                                 (513,000)
  Return of restricted cash                                      96,000        126,000
  Principal payments under capitalized
    lease obligations, notes payable and line of credit      (3,015,000)    (1,379,000)
  Proceeds from loan financings                                              1,863,000
                                                            -----------    -----------
Net cash provided by financing activities                     2,659,000      7,416,000
                                                            -----------    -----------
                  NET INCREASE (DECREASE) IN CASH
                           AND CASH EQUIVALENTS                (158,000)     3,409,000

Cash and cash equivalents at beginning of period              8,430,000      3,794,000
                                                            -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 8,272,000    $ 7,203,000
                                                            ===========    ===========



LASER VISION CENTERS, INC. AND SUBSIDIARIES                 Nine Months
CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)          Ended January 31,
                                                        1999          1998
                                                                (Restated -- Note 2)
Non-cash investing and financing:
   Conversion of preferred stock
     (Restated -- Note 2)                            $       --   $  849,000
   Deemed preferred dividends (Restated --
     Note 2)                                            122,000    1,887,000
   Adjustment of value of common stock and
       stock options issued for contract rights          96,000      218,000
   Capital lease obligations and notes payable
     related to laser and equipment purchases         2,466,000      925,000
   Sale of assets to limited liability partnership      260,000
   Notes payable issued to acquire RSR and MSS        3,141,000




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
                                                                                  ===========



See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY (UNAUDITED)
(Restated -- Note 2)
-------------------------------------------


                                     Common Stock
                                    $.01 Par Value                         Warrants                       Total
                                                           Paid-in           and       Accumulated     Shareholders'
                              Shares           Amount      Capital         Options       Deficit          Equity
Balance-
   April 30, 1998           9,687,323    $     97,000   $ 44,227,000    $  1,261,000   ($32,007,000)   $ 13,578,000
   (Restated -- Note 2)
Exercise of
warrants and options          874,583           9,000      5,717,000        (148,000)                     5,578,000

Dividends accrued
on convertible
preferred stock                                             (122,000)                                      (122,000)

Warrants and
options issued                                                               157,000                        157,000

Shares issuable to
401(k) plan for
employees                       6,788                         92,000                                         92,000

Net income for the
nine month period
ended January 31, 1999                                                                    3,552,000       3,552,000
                         ------------    ------------   ------------    ------------   ------------    ------------

Balance -
   January 31, 1999
   (Restated - Note 2)     10,568,694    $    106,000   $ 49,914,000    $  1,270,000   ($28,455,000)   $ 22,835,000
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

2 - Effects of Restatements. In the course of a review of a Securities Act filing, the staff of the Securities and Exchange Commission (the "Commission"), raised an issue regarding the existence of a beneficial conversion feature embedded in the Series B Convertible Preferred Stock ("Series B shares"), which should be accounted for as a deemed dividend to the preferred shareholders. After consideration, the Company concluded that a beneficial conversion feature does exist and has quantified the amount as $3,667,000 at the issuance date. In addition, based on review of the terms of the stock agreement, it has been determined that the Series B shares have certain mandatory redemption features. Although the Company believes that the likelihood of redemption occurring is remote, the carrying value of the Series B shares is required to be presented as temporary equity, which is outside of stockholders' equity.

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

     The Company received $6,000,000 of proceeds, and paid offering costs of $513,000, resulting in net proceeds of $5,487,000 for the preferred shares and warrants. In the April 30, 1998 financial statements, the Company ascribed $6,000,000, the stated value, to the preferred stock, $362,000 to paid in capital for the warrants and charged paid-in capital $875,000, to account for the net proceeds received. The Company accounted for the 5% adjustment feature as a deemed dividend by charging paid-in capital, as the Company had an accumulated deficit, and increasing the carrying value of the preferred stock. For the three and nine-month periods ended January 31, 1999, the Company recognized deemed dividends of $41,000 and $122,000, respectively, which were determined based on the amount of the 5% adjustment feature realizable by the Series B stockholder during the period.

The Company has restated its 1998 financial statements to account for the beneficial conversion feature of the Series B shares. In determining the accounting for the beneficial conversion feature, the Company first allocated the net proceeds of $5,487,000 to the Series B shares and the warrants based on their relative fair values at the Issuance Date, resulting in $5,242,000 assigned to the Series B shares and $245,000 assigned to the warrants as of June 20, 1997. The Company then allocated $3,667,000 of the Series B shares net proceeds to paid-in capital for the beneficial conversion feature resulting in a reduction in the carrying value of the Series B shares to $1,575,000. The beneficial conversion feature is being recognized as a deemed dividend to the preferred shareholders over the minimum period in which the preferred shareholders can realize that return. Because the Series B shares were immediately convertible, a portion of the beneficial conversion feature is realizable at the issuance date. Accordingly, a $1,732,000 deemed dividend as of the Issuance Date has been recognized as a charge to paid-in capital and net loss applicable to common stockholders, and an increase in the carrying value of the preferred stock. As a result, the Company recognized deemed dividends of $122,000 and $1,887,000 during the nine month periods ended January 31, 1999 and 1998, respectively. Through January 31, 1999, $2,052,000 of the beneficial conversion feature has been recognized. The balance of the beneficial conversion feature related to the outstanding Series B shares which is not realizable until future periods is being recognized through June 2002 using the interest method.

In addition, due to the mandatory redemption features noted above, the carrying value of the Series B shares, which were previously presented as a component of Stockholders' Equity, has been reclassified as temporary equity, outside of Stockholders' Equity at January 31, 1999 and April 30, 1998.

The restatements of the Company's fiscal 1998 interim and annual financial statements and the January 31, 1999 interim financial statements for the matters described above had no effect on the Company's net loss, total assets or total liabilities. In addition, the restatements had no effect on the Company's Basic and Diluted income per share for the three and nine month periods ended January 31, 1999 or the Basic and Diluted loss per share for the three month period ended January 31, 1998. The Company's redeemable equity and total stockholders' equity at January 31, 1999 and April 30, 1998 and Basic and Diluted loss per common share for the nine month period ended January 31, 1998, as previously reported and as restated, are as follows:

                                              January 31, 1999    April 30, 1998
                                              ----------------    --------------
                                                 (unaudited)
[S]                                           [C]                 [C]
Redeemable Equity - previously reported          $         -        $         -
Adjustment related to the presentation of the
  Series B shares as redeemable                    2,037,000          1,915,000
                                                 -----------        -----------
As restated                                      $ 2,037,000        $ 1,915,000
                                                 ===========        ===========

Stockholders' Equity - previously reported       $24,872,000        $15,493,000
Adjustment related to the presentation of the
  Series B shares as redeemable                   (2,037,000)        (1,915,000)
                                                 -----------        -----------
As restated                                      $22,835,000        $13,578,000
                                                 ===========        ===========

                                                For the Nine Month Period Ended
                                                        January 31, 1998
                                                -------------------------------
                                                           (unaudited)
[S]                                                        [C]
Basic and Diluted Net Loss per
  Common Share - previously reported                         ($0.42)
Adjustment related to the recognition of the
  beneficial conversion feature as a deemed
  preferred dividend                                         ( 0.19)
                                                             -------
As restated                                                  ($0.61)
                                                             =======

3 - On September 1, 1998, Laser Vision acquired all of the outstanding stock of Refractive Surgical Resources, Inc. (RSR) for $468,000 in cash and $2.1 million in notes payable (of which $1.1 million is due within one year). Richard L. Lindstom, M. D., one of Laser Vision's outside directors, held a minority ownership position of less than 7% in RSR. RSR provides microkeratome access and the related disposable blades used by ophthalmologists during the LASIK procedure. This acquisition complements our existing refractive surgery business and has been integrated with our existing field operations. The acquisition was accounted for as a purchase and the resulting goodwill of $2.6 million will be amortized over 15 years. The results of operations of RSR are included with Laser Vision's results since the date of acquisition. For the fiscal year ended April 30, 1998, RSR revenue was $1.8 million and assets, which consisted primarily of microkeratome equipment and current assets, were over $1.5 million.

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

The unaudited pro forma Laser Vision results from operations assuming both the RSR and MSS acquisitions were consummated as of May 1, 1997 are as follows:


                                                  Nine Months Ended             Nine Months Ended
                                                  January 31, 1999              January 31, 1998
                                                  -----------------             -----------------
                                                                                (Restated-Note 2)
Revenue                                              $39,805,000                  $ 21,544,000
Net Income (Loss)                                    $ 3,535,000                   ($3,727,000)
Net Income (Loss) per Share - basic (Restated-Note 2)       $.34                         ($.62)
Net Income (Loss) per Share - diluted (Restated-Note 2)     $.31                         ($.62)




4 - On January 1, 1999 Laser Vision established a limited liability partnership to own and operate one transportable refractive laser and related equipment and services in the State of Minnesota (the "partnership"). Laser Vision is the general partner and owns 60% of the partnership. Minnesota Eye Consultants, P.A. ("MEC") is a limited partner and owns 40% of the partnership. Richard L. Lindstrom, M. D. is President of MEC. Laser Vision contributed equipment valued at $650,000 to the partnership and will receive $260,000 from MEC for this minority interest. The $260,000 amount due from MEC is recorded as part of "Prepaid expenses and other current assets" and "Minority interest" on the January 31, 1999 balance sheet. Laser Vision will receive a revenue-based management fee from the partnership. The partnership will pay dividends quarterly based upon cash flows. The partnership's operating results are included in the Consolidated Statement of Operations.



5 - During the quarter ended January 31, 1999, management reassessed the realizability of Laser Vision's deferred tax assets as a result of Laser Vision's improving levels of and trend in profitability. For the three and nine months ended January 31, 1999, Laser Vision recognized a net tax benefit of $802,000 on pretax income of $1,460,000 and $2,750,000, respectively. The net tax benefit principally reflects the benefit of the reduction in the valuation allowance on deferred tax assets for the portion of the net operating loss ("NOL") carryforwards which are more likely than not realizable in the next fiscal year. Accordingly, the net tax benefit was recognized as a current asset at January 31, 1999. Because net operating losses are not available in all states where Laser Vision operates and are limited for alternative minimum tax ("AMT") purposes, a current tax provision of $142,000 was recorded in "Other accrued liabilities" for estimated state and AMT liabilities. The valuation allowance on deferred tax assets could be further reduced in the fourth quarter and future periods if Laser Vision's profitability continues to improve and estimates of future taxable income are increased.



6 - The net income (loss) per share was computed using the "Weighted average number of common shares outstanding - basic" during each period. The "Net Income per Share - basic" for the three months ended January 31, 1999 and for the nine months ended January 31, 1999, reflects $41,000 and $122,000, respectively, of deemed dividends on the Series B Convertible Preferred Stock. The "Net Loss per Share - basic" for the three months ended January 31, 1998 and for the nine months ended January 31, 1998 reflects $56,000 and $1,887,000, respectively, of deemed dividends on the Series B Convertible Preferred Stock. The sum of the quarterly net income (loss) per share amounts will not necessarily equal the year to date net income (loss) per share. For the three and nine months ended January 31, 1999, the Consolidated Statement of Operations reflects an income tax benefit which was not applicable during the three and nine months ended January 31, 1998.

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



                                              Three Months Ended           Nine Months Ended
                                           ------------------------     -----------------------

                                                                                    1/31/98
(thousands)                                    1/31/99    1/31/98         1/31/99  (Restated-Note 2)
-----------                                    -------    -------         -------   -------
Net Income (Loss)                              $ 2,262   ($  913)         $ 3,552   ($3,623)
Deemed preferred dividends (Restated-Note 2)        --   ($   56)              --   ($1,887)
                                               -------   -------          -------   -------
      Net Income (Loss) Applicable Common
      Stockholders (Restated-Note 2)           $ 2,262   ($  969)         $ 3,552   ($5,510)


Weighted average
number of common
shares outstanding - basic                      10,294     9,301            9,987     9,055
Dilutive securities-
  Warrants and options                           1,585        --            1,158        --
  Preferred stock                                  434        --              429        --
                                               -------   -------          -------   -------
       Weighted average number of common
       shares outstanding - diluted             12,313     9,301           11,574     9,055

Net Income (Loss)
per common share - diluted (Restated-Note 2)   $   .18   ($  .10)         $   .31   ($  .61)








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


As discussed in Note 2 the Company has restated its financial statements to account for the beneficial conversion feature and the mandatory redemption features of its Series B Convertible Preferred Stock. The restatement resulted in the recognition of an additional $1,732,000 deemed dividend at the Issuance Date, which was reported as a charge to paid-in capital and net loss applicable to common stockholders, and an increase in the carrying value of the Series B shares. The recognition of the deemed dividend did not effect the cash flows of the Company for the period, and subsequent recognition of additional deemed dividends associated with the beneficial conversion feature will not effect the Company's future cash flows. However, under certain limited circumstances, as defined in the preferred stock agreement, the holders of the Series B shares may be able to require the Company to redeem their shares for cash. While there can be no assurance that those circumstances will not arise, the Company believes the likelihood of redemption occurring is remote. Accordingly, the redemption features of the Series B shares are not expected to adversely impact the Company's cash flows or liquidity.


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


\s\John J. Klobnak                                          April 21, 1999
---------------------------------                       ------------------------
John J. Klobnak                                                   Date
Chairman of the Board and Chief Executive Officer



\s\B. Charles Bono, III                                     April 21, 1999
---------------------------------                       ------------------------
B. Charles Bono                                                   Date
Chief Financial Officer and
Principal Accounting Officer