Form 10-K
period 1999-04-30
LASER VISION CENTERS INC
filed 1999-07-12
CIK 861875

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                      ------------------------------------
                                   FORM 10-K

   [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
            EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR
            ENDED APRIL 30, 1999

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

         Securities registered under Section 12(b) of the Exchange Act:

                                            NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                   ON WHICH REGISTERED
       -------------------                  ---------------------
          Common Stock,
          $.01 Par Value                    NASDAQ National Market

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value
                                (Title of Class)

     Check whether the Company: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2)
has been subject to such filing requirements for past 90 days.     Yes [X]  No [
]

     The aggregate market value of the voting stock of the Company held by non-affiliates as of July 7, 1999 was approximately $733,000,000.

            CLASSES OF COMMON EQUITY OUTSTANDING AS OF JULY 7, 1999

Common Stock, $.01 par value................................  12,322,018
Non-Qualified Warrants......................................   1,175,250
Other Warrants..............................................     738,500
Incentive Stock Options.....................................     554,548
Non-Qualified Options.......................................     269,070

                      DOCUMENTS INCORPORATED BY REFERENCE

     Laser Vision incorporates by reference various exhibits from its 1991 Registration Statement, file No. 33-33843, the November 1993 Registration Statements, file Numbers 33-67328 and 33-58618, the September 1994 Registration Statement, file No. 33-94050, the March 1997 Registration Statement, file No. 333-22609, the May 1999 Registration Statement, file No. 333-72941 and periodic reports filed under the Exchange Act.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1

                            DESCRIPTION OF BUSINESS

     Laser Vision provides excimer lasers and other equipment to eye surgeons for the treatment of nearsightedness, farsightedness, astigmatism and cataracts. We also provide related support services. We are one of the largest providers of access to such equipment and services in the U.S. Much of our equipment is mobile, and we routinely move it from location to location in response to customer demand. We also provide our equipment at fixed locations. Our flexible delivery system enlarges the pool of potential locations, eye surgeons and patients that we can serve, and allows us to effectively respond to changing market demands.

     Eye surgeons pay us a fee for each procedure they perform using our equipment. We typically provide each piece of equipment to many different eye surgeons, which allows us to more efficiently use the equipment and offer it at an affordable price. We refer to our practice of providing equipment to multiple eye surgeons as "shared access".

     Eye surgeons take advantage of our shared access and flexible delivery system for a variety of reasons including the ability to:

     -- avoid a large capital investment

     -- eliminate the risks associated with buying high-technology equipment that may rapidly become obsolete

     -- use the equipment without responsibility of maintenance or repair

     -- cost effectively serve small to medium-sized markets and remote locations

     -- serve satellite locations even in large markets

     We provide a broad range of value-added services to the eye surgeons who use our equipment, including initial training, technical support and equipment maintenance, marketing, clinical advisory service, patient financing and practice satelliting. Eye surgeons who are developing their practices, or who perform limited numbers of procedures, find our support services particularly attractive. We continue to look for ways to expand our support services, so that we can offer value to those surgeons who perform enough procedures to otherwise justify the purchase of their own equipment.

     We provide mobile cataract equipment and services through our Midwest Surgical Services, Inc. (MSS) subsidiary which focuses on developing relationships between local hospitals, referring optometrists and eye surgeons in small to medium sized markets. In this way, we expand the demand for "close to home" cataract surgery which we make economically feasible through our shared-access approach and mobile systems.

     Our excimer laser and cataract businesses are operated relatively separately at this time. We entered the cataract business only recently with our purchase of MSS in December 1998. At the time of that purchase, approximately 80% of the eye surgeons using MSS services were not performing excimer laser surgery. We expect over time to cross market both our excimer laser and cataract services to the eye surgeons we serve.

MARKET TRENDS

THE REFRACTIVE MARKET

     An industry source estimates that over 160 million Americans currently require eyeglasses or contact lenses. Approximately 100 million Americans purchased eye wear in 1997. Consumers in the U.S. spent approximately $15.4 billion on eyeglasses, contact lenses and other corrective lenses in 1997 according to industry sources.

     Industry sources estimate that in 1998, 480,000 excimer laser correction procedures were performed in the U.S., an increase of 123% from the 215,000 procedures performed in 1997. Industry sources project excimer laser correction procedures will expand to 750,000 procedures in 1999, a 56% increase over 1998 procedures. In November 1998 the VISX excimer laser was approved for the treatment of farsightedness. This recent approval broadens the potential market for excimer laser surgery.

THE CATARACT MARKET

     In the U.S., cataract surgery currently is the most common therapeutic surgical procedure performed on Americans age 65 and older. Medicare pays $3.4 billion a year for 1.0 million of the 1.3 million cataract procedures performed annually. There are currently 34 million Americans who are age 65 and older. This segment of the population is growing at an annual rate of 1.2%.

     According to the American Academy of Ophthalmology, individuals between the ages of 52 and 64 have a 50% chance of having a cataract. By age 75, almost everyone has a cataract. Fifty percent of the people between the ages of 75 and 85 with cataracts have lost some vision as a result. According to the National Eye Institute, cataracts account for approximately 42% of all blindness even though an effective surgical treatment is available.

BUSINESS STRATEGY

     Our strategy is to provide eye surgeons cost-effective access to surgical equipment used for excimer laser and cataract procedures.

     Our business strategy includes the following elements:

     -- Offering a Flexible Delivery System. Our focus on a flexible delivery system of mobile and fixed locations is unique. Our mobile system incorporates patented technology and provides us with advantages over our competitors. We are able to address growing markets and meet the needs of customers who do not initially and may never have the procedure volume to warrant the fixed investment of purchasing an excimer laser. In addition, our flexible delivery system allows us to provide our customers with options to address changes in demand. For eye surgeons with increased procedure volumes, we provide fixed site lasers. This allows surgeons to continue to take advantage of our support services while avoiding the risks associated with purchasing their own equipment.

     -- Increasing Penetration in New and Existing Markets. We intend to increase our market penetration in existing markets and to expand into new markets. We primarily target eye surgeons in smaller or middle sized markets that would not otherwise be able to support the substantial investment required to purchase and maintain a laser. These underserved markets typically have less competition. For any new market, our mobile lasers allow us to enter with lower initial procedure volume because we can spread our investment over multiple locations. It also allows us to enter a new market with less risk because we do not have to make a large fixed investment, and can easily discontinue service to a location if procedure volumes do not increase sufficiently. We provide access to our excimer lasers to eye surgeons or practice groups who intend to perform as few as five procedures. We seek to increase the number of eye surgeons and locations we serve. We continue to expand our geographic coverage by adding mobile and fixed excimer lasers. We anticipate adding eight mobile lasers and sixteen fixed site lasers in fiscal year 2000.

     -- Maximizing the Use of Our Equipment. We attempt to maximize the use of each of our lasers and cataract equipment. For our mobile systems, we try to reduce the size of the geographic region served by each mobile system and to increase the number of eye surgeons and locations served within a region. We also strive to optimize the routing schedules of our equipment. For eye surgeons at both mobile and fixed sites our support services help identify ways to increase case volume. In addition, all of our certified engineers are trained by the laser manufacturer and Laser Vision to service, repair and maintain the laser, which helps us reduce the set-up and down time of our equipment.

     -- Providing Value-Added Services to Eye Surgeons. Our value-added support services help surgeons to adopt excimer laser surgical procedures and enhance their practices and procedure growth. These services include training, technical support and equipment, maintenance, marketing, clinical advisory service, patient financing and clinical practice satelliting.

     -- Expanding Our Products and Services. Our eye surgeon customers need many types of equipment and services to perform various surgeries. We intend to explore expansion of our equipment and services to help us provide additional value to our current customers as well as attract new ones. We seek to internally develop or acquire these products and services. Our acquisition of MSS and Refractive Surgical Resources, Inc.
        (RSR) are two recent examples. The RSR acquisition allows us to provide equipment complementary to our existing laser surgery business. The MSS acquisition has allowed us to expand into the cataract market which we did not previously serve.

EXCIMER LASER BUSINESS

     Eye surgeons use the excimer laser to reshape the curvature of the cornea in order to correct nearsightedness, farsightedness and astigmatism. Most of the laser procedures performed by eye surgeons using our equipment also involve a microkeratome. Our excimer laser and microkeratome services are provided through our flexible delivery system including both mobile systems and fixed site locations.

MOBILE SYSTEMS

     Our mobile laser systems are typically used by eye surgeons who perform fewer than 20 procedures per month. One of our certified laser engineers accompanies each of our mobile excimer lasers. If an eye surgeon uses our microkeratomes, we generally supply two microkeratomes and a second Laser Vision employee, who is trained by the microkeratome manufacturer and us as a surgical technician. Our mobile laser equipment is provided in two ways: the "Roll-On/Roll-Off" and the "MobilExcimer" laser systems.

ROLL-ON/ROLL-OFF LASER SYSTEM

     The Roll-On/Roll-Off laser system consists of an excimer laser mounted on a motorized air suspension platform. This system allows an excimer laser to be moved upon reaching its destination. We transport the Roll-On/Roll-Off laser system between locations in a specially modified truck. We have patented certain aspects of this transport system. Due to the design of the Roll-On/Roll-Off system, our lasers usually require only minor adjustments and minimal set-up time at each destination. Eye surgeons use our Roll-On/Roll-Off system in their offices and at hospitals and ambulatory surgical centers. As of April 30, 1999, we had 27 Roll-On/Roll-Off systems in operation, all but two of which were located in the U.S.

MOBILEXCIMER

     The MobilExcimer is a self-contained mobile suite with all the equipment necessary to perform laser procedures. We have patented certain aspects of this system. This system is most appropriate for serving eye surgeons, hospitals and ambulatory surgical centers that cannot accommodate a Roll-On/Roll-Off system. As of April 30, 1999 we had three MobilExcimer systems in operation, two in the U.S. and one in Canada.

FIXED SITE LASERS

     Our fixed site lasers are dedicated to single locations where eye surgeons perform at least 75 procedures per month. As of April 30, 1999 we had ten U.S. sites, one Canadian site and four European sites. We own two of these fixed sites and the remainder are owned by third parties. Currently all of our fixed sites are used by more than one surgeon. Some fixed sites exclusively serve single practice groups and others are located in ambulatory surgery centers where they can be used by any qualified eye surgeon. We anticipate that fixed site lasers in the U.S. will make up an increasing percentage of our overall business.

MICROKERATOMES

     Since the acquisition of RSR in September 1998, we have provided increased microkeratome access for excimer laser procedures. We now own 50 microkeratomes which allows us to offer microkeratome access to both our excimer laser customers and our non-excimer laser customers. Microkeratomes are used in over 90% of the procedures performed with our excimer lasers. In April 1999 we provided 37% of the microkeratomes for these procedures.

PROCEDURE VOLUME

     Approximately 92% of the procedures performed on our excimer lasers in the U.S. for the twelve month period ended April 30, 1999 were LASIK surgeries. During the same period, approximately 7% of those procedures were PRK surgeries. A small number constituting approximately 1% of procedures on our lasers, were phototherapeutic keratectomy procedures, which is a non-refractive procedure used to treat certain disorders such as corneal scars, and in some cases, is an alternative to corneal transplant.

CATARACT BUSINESS

     We believe that our MSS subsidiary is the world's largest provider of mobile equipment and services necessary to convert a certified surgical center into a cataract surgical suite. One of our certified surgical technicians transports this equipment from one surgery location to the next and prepares the equipment at each stop so that the operating room is ready for cataract surgery. Through this mobile approach, local optometrists are able to refer their patients, the majority of which are elderly, to eye surgeons who offer the convenience of "close to home" sophisticated cataract surgical services. As of April 30, 1999 we operated 23 mobile cataract systems.

VALUE-ADDED SUPPORT SERVICES

     We offer eye surgeons value-added support services that distinguish us from our competitors, enhance our ability to compete for business and enable us to grow with our customers by offering them various service and support arrangements. The following value-added services help our eye surgeon customers to expand their practices thereby increasing the use of our equipment and services:

     -- Training. We conduct regular training sessions throughout the U.S. in conjunction with laser and microkeratome manufacturers. These sessions are designed to certify new eye surgeons in the use of excimer lasers and microkeratomes. We also provide ongoing clinical training for all of our engineers and technicians.

     -- Technical Support and Equipment Maintenance. As of April 30, 1999 we employed 38 certified laser engineers, 16 microkeratome technicians and 24 cataract equipment technicians. Our laser engineers perform most of our laser maintenance. Having our own certified laser engineers helps ensure rapid response to any repair needs for our excimer lasers.

     -- Marketing. We offer a comprehensive marketing program that includes print and broadcast advertising, Internet web pages, direct mail and other media based programs. We assist our customers in directing their marketing efforts. Strategies include direct mailings with information related to excimer laser surgery, collateral and point of purchase materials to reach patients during office visits, and videotape presentations which can be used to educate patients about laser surgery. In addition, we work to form relationships between eye surgeons and optometrists. These optometric networks are valuable in referring patients to eye surgeons who use our equipment and services. We help to form these referral networks by training optometrists, who are then able to provide pre-operative screenings as well as post-surgical follow-up to their patients. We also provide our eye surgeon customers with marketing materials designed to foster these referrals and generate new patients.

     -- Clinical Advisory Service. We maintain a Clinical Advisory Board which conducts regular conference calls with our eye surgeon customers. These conference calls are chaired by our clinical advisors, who are eye surgeons with extensive clinical experience. In addition, we conduct clinical advisory meetings at the two major ophthalmic conferences each year. Our clinical advisors also make themselves available to consult with our eye surgeon customers outside of regularly scheduled conference calls and meetings.

     -- Patient Financing. We offer our eye surgeon customers a comprehensive patient financing program. Under this program, offered through a third party consumer finance company, our eye surgeon customers may offer their patients the ability to finance their excimer laser surgery. Eye surgeons pay us a one-time fee for each patient who takes advantage of this program. We guarantee the repayment of amounts financed under this program.

     -- Practice Satelliting. We assist eye surgeons with high-volume practices who desire to serve smaller markets through satellite surgical locations. This program allows our eye surgeon customers to leverage their time performing eye surgery.

SALES AND MARKETING

REFRACTIVE SURGERY

     Our refractive surgery sales force consists of six regional managers, six practice group members and four part-time telemarketing employees. Our telemarketing employees regularly contact eye surgeons throughout the U.S. in order to develop interest in, and demand for, our services. Our regional managers develop sales leads which come from sources such as telemarketing and customer contact through trade shows and professional organizations. After identifying a prospective eye surgeon customer, the regional manager guides the eye surgeon through the contract process. Our practice development group then arranges the necessary training and marketing assistance required by each individual customer. Once an eye surgeon is prepared to initiate surgeries using our services and equipment, our operations department assumes primary responsibility for the ongoing relationship. In response to our anticipated growth, we intend to hire an additional two regional managers and five practice group members.

CATARACT SURGERY

     Our MSS sales staff focuses on identifying small to medium sized markets which do not have convenient access to the services of a cataract eye surgeon. After identifying such a market, our sales staff will contact the local hospital and local optometrists to develop interest in "close to home" cataract surgery services. When there is sufficient interest, our sales staff brings the hospital and optometrists in contact with an eye surgeon who is willing to provide services to that local market. By bringing these various parties into contact, we increase demand for our mobile cataract services.

PROVISION OF CREDIT

     Our eye surgeon customers are responsible for collecting payment from their patients. We collect our procedure fees directly from each eye surgeon. Procedure fee invoices are generated weekly or monthly depending on the billing terms established by contract between Laser Vision and the eye surgeon. We require each eye surgeon customer to pay all procedure fees within 15 days of receipt of our invoice. Our collection experience with eye surgeons has been very good. We have reserved for anticipated uncollectable amounts.

     We also offer a financing program for patients as a value-added service to our eye surgeon customers. This program enables patients to finance the procedure fee through a third-party consumer finance company. Laser Vision guarantees the repayment of credit extended pursuant to this program in exchange for a fee paid by the eye surgeon. Total fees received by Laser Vision for providing the guarantee have historically not been significant and were less than $150,000 in the fiscal year ended April 30, 1999. As of April 30, 1999, the loan portfolio balance for the financing program was $2,787,000. Bad debts have constituted less than 5% of the total amounts financed and management provides an allowance for all anticipated uncollectable amounts.

SUPPLIERS

     The current retail cost of a VISX excimer laser is $525,000. The purchase price includes a one-year warranty on all parts except the optics (mirror and glass components), which carry a 30-day warranty. We are required to pay a royalty fee of $250 to VISX for each procedure performed.

     As of April 30, 1999, we had 44 active excimer lasers worldwide. We currently use VISX lasers only, but we have the flexibility to utilize lasers produced by any of the currently approved manufacturers, depending on the eye surgeon's preference and sales structures or inducements which may be offered by the manufacturer.

     The retail cost of a Bausch & Lomb microkeratome is approximately $55,000. We currently purchase over 95% of our microkeratomes and microkeratome blades from Bausch & Lomb.

SIGNIFICANT CUSTOMERS

     Fees collected from Minnesota Eye Consultants, P.A. constituted 3%, 21% and 24% of our total revenues in fiscal 1999, 1998 and 1997, respectively. These fees were generated at multiple locations from the use of both mobile and fixed site lasers. The loss of this customer would have a material adverse effect on Laser Vision. Minnesota Eye Consultants is an eye surgeon practice group whose president is Richard L. Lindstrom, M.D. Dr. Lindstrom is a member of our board of directors and is our medical director. Minnesota Eye Consultants is also limited partner in a limited liability partnership established by Laser Vision to own and operate one mobile laser in Minnesota.

COMPETITION

REFRACTIVE SURGERY

     The market for providing access to excimer lasers is highly competitive. We compete with laser centers operated by local operators and eye surgeons who have purchased their own laser. We also compete with several other companies, including at least two manufacturers of laser equipment, in providing access to excimer lasers in the U.S. Other companies are currently in the process of gaining FDA approval for their lasers, and these companies may elect to enter the laser center business. Other non-manufacturing companies which have indicated they intend to operate or already operate laser centers in the U.S. are Clear Vision Laser Centers, Inc., LCA Vision, Inc., NovaMed Eyecare Management, LLC, Omega Health Systems, Inc., Physicians Resource Group, Inc., TLC The Laser Center, Inc. and Vision Twenty-One, Inc. Omega Health Systems, Inc. recently announced that it intends to pursue a mobile strategy, and we understand that Nidek is also pursuing a mobile strategy. We will monitor any such efforts closely and will enforce the exclusivity of our patents and other intellectual property. We have filed suit against Nidek and a former employee for misappropriation of our proprietary technology, among other things.

     The services and equipment we offer also compete with other forms of treatment for refractive disorders, including eyeglasses, contact lenses, radial keratotomy, corneal rings and other technologies currently under development. We expect that companies may attempt to develop new products directly competitive with our excimer lasers. Other companies could introduce new or enhanced products with features which render our equipment obsolete or less marketable. Our success will depend in large part on our ability to adapt to technological changes and advances in the treatment of refractive vision disorders.

CATARACT SURGERY

     Our MSS subsidiary competes with several other companies that provide mobile cataract services including Vantage Technology, Inc., Southeastern Instruments, Inc. and American Eye Instruments, Inc. MSS also competes with local hospitals and surgery centers which offer cataract surgery.

PATENTS AND TRADEMARKS

     LASERVISION(R), LASERVISION CENTERS AND DESIGN(R), LASERVISION CENTERS(R), LASERVISION CENTER(R), LVC(R), LVCI(R), and MOBILEXCIMER(R) are registered U.S. servicemarks of Laser Vision. In addition, we own servicemark registrations in a number of foreign countries. We have also secured patents for the MobilExcimer mounting system, and for certain aspects of our Roll-On/Roll-Off system. Our intellectual property, including servicemarks, patents and other proprietary technology give us a competitive advantage in the marketplace and are important to our success.

GOVERNMENT REGULATION

     Excimer lasers used in the U.S. are regulated by the FDA and cannot be sold in the U.S. until the FDA grants approval for the device. In the U.S., VISX, Summit, Autonomous and Nidek are the only excimer laser manufacturers with FDA approval to market their lasers. In addition, we have obtained, as a manufacturer, FDA approval of the MobilExcimer. Excimer laser manufacturers that obtain FDA approval for use of their excimer lasers are subject to continuing regulation by the FDA, including periodic inspections to determine compliance with regulations. Although the FDA has not sought to regulate surgeons' use of approved and unmodified excimer lasers, it enforces numerous regulations including regulations prohibiting the sale and promotion of lasers for non-indicated uses.

     While excimer lasers are not currently approved by the FDA for LASIK, surgeons in the U.S., including those affiliated with us and our competitors, have performed LASIK using their discretion as a practice of medicine matter. Although the FDA may seek to challenge this practice in the future, future FDA laser approvals may include the LASIK procedure.

     The following is a more detailed description of certain laws and regulations that affect our operations.

RESTRICTIONS ON MEDICAL DEVICES

     In the U.S., the FDA regulates the manufacturing, labeling, distribution and marketing of medical devices, including excimer lasers, microkeratomes and certain equipment we provide for use in cataract surgery. The excimer lasers and other major equipment that we use have been authorized by the FDA for certain uses, as has the MobilExcimer.

     Once FDA approval is obtained, however, medical device manufacturers are subject to continuing FDA obligations. For example, the FDA requires that medical devices be manufactured in accordance with its Quality System Regulations. In essence, this means that medical devices must be manufactured and records must be maintained in a prescribed manner with respect to production, testing and control activities. In addition, the FDA sometimes imposes restrictions and requirements regarding the labeling and promotion of medical devices, with which users (such as Laser Vision) as well as manufacturers must comply. Non-compliance with FDA requirements could subject manufacturers and Laser Vision to enforcement action, including:

     -- product seizures

     -- recalls

     -- withdrawal of approvals

     -- civil and criminal penalties

Any such enforcement action could have a material adverse effect on our business, financial condition and results of operations.

     To authorize new uses of medical devices, manufacturers are required to obtain a supplemental FDA authorization. Obtaining these authorizations is time consuming and expensive, and we cannot be sure that manufacturers of the devices we use will be able to obtain any such additional FDA authorizations. Further, later discovery of problems with the medical devices we use or the manufacture or failure to comply with manufacturing or labeling requirements may result in restrictions on use of the devices or enforcement action against the manufacturers, including withdrawal of devices from the market. Changes in legislation or regulation could affect whether and how we can use the devices. These and other regulatory actions could limit the supply of devices we use or our ability to use them, which could have a material adverse effect on our business, financial condition and results of operations.

ANTI-KICKBACK STATUTES

     In the U.S., the federal anti-kickback statute prohibits the knowing and willful solicitation, receipt, offer or payment of any kickback in connection with:

     -- the referral of patients

     -- the ordering or purchasing of items or services payable in whole or in part under Medicare, Medicaid or other federal health care programs

     Some courts have interpreted the federal anti-kickback statute broadly to prohibit payments intended to induce the referral of Medicare or Medicaid business, regardless of any other legitimate motives. Sanctions for violations of the anti-kickback statute include:

     -- criminal penalties

     -- civil penalties of up to $50,000 per violation

     -- exclusion from Medicare, Medicaid and other federal programs

     According to the U.S. Office of the Inspector General, eye surgeons and optometrists who engage in agreements to refer business may be violating the anti-kickback statute. Further, violations may occur even with respect to non-Medicare or Medicaid services if the arrangement has an impact on the referral pattern for Medicare or Medicaid services.

     Some states have enacted statutes similar to the federal anti-kickback statute which are applicable to all referrals of patients. Although we have endeavored to structure our contractual relationships in compliance with these laws, authorities could determine that our business practices are in violation of such laws. This could have a material adverse effect on our business, financial condition and results of operations.

FEE-SPLITTING

     Many states prohibit professionals (including eye surgeons and optometrists) from paying a portion of a professional fee to another individual unless that individual is an employee or partner in the same professional practice. Violation of a state's fee-splitting prohibition may result in civil or criminal fines, as well as loss of licensing privileges. Many states offer no clear guidance on what relationships constitute fee-splitting, particularly in the context of providing management services for doctors. Although we have endeavored to structure our contractual relationships in material compliance with these laws, state authorities could find that fee-splitting prohibitions apply to our business practices. This could have a material adverse effect on our business, financial condition and results of operations.

CORPORATE PRACTICE OF MEDICINE AND OPTOMETRY

     The laws of many states prohibit business corporations, such as Laser Vision, from practicing medicine and employing or engaging physicians to practice medicine. Some states prohibit business corporations from practicing optometry or employing or engaging optometrists to practice optometry. Such laws preclude companies that are not owned entirely by eye care professionals from:

     -- employing eye care professionals

     -- controlling clinical decision making

     -- engaging in other activities that are deemed to constitute the practice of optometry or ophthalmology

     This prohibition is generally referred to as the prohibition against the corporate practice of medicine or optometry. Violation of this prohibition may result in civil or criminal fines, as well as sanctions imposed against the professional through licensing proceedings. Although we have endeavored to structure our contractual relationships in compliance with these laws, if any aspect of our operations were found to violate state corporate practice of medicine or optometry prohibitions, this could have a material adverse effect on our business, financial condition and results of operations.

SELF-REFERRAL LAWS

     The U.S. federal self-referral law (the "Stark Law") prohibits physicians (including optometrists) from referring their Medicare or Medicaid patients for certain health services to any provider with which they (or their immediate family members) have a financial relationship. Certain referrals, however, fit within specific exceptions in the statute or regulations. The penalties for violating the Stark Law include:

     -- denial of payment for the health services performed

     -- civil fines of up to $15,000 for each service provided pursuant to a prohibited referral

     -- a fine of up to $100,000 for participation in a circumvention scheme

     -- possible exclusion from Medicare and Medicaid programs

     At this time it is unclear how eye doctors are affected under the law. While we believe that our present business practices will not be affected, there can be no assurance that we fully comply with the Stark Law or similar state laws. This could have a material adverse effect on our business, financial condition and results of operations.

OTHER ANTI-FRAUD PROVISIONS

     Certain federal and state laws impose penalties on health care providers and those who provide services to such providers (including businesses such as Laser Vision) that fraudulently or wrongfully bill government or other third-party payors for health care services. Such penalties include substantial civil and criminal fines and imprisonment. In addition, the federal law prohibiting false Medicare/Medicaid billings allows a private person to bring a civil action in the name of the U.S. government for violations of its provisions. Such private individuals can obtain a portion of the false claims recovery if the action is successful. We believe that we operate in material compliance with these laws. We do not know whether any of our activities will be challenged or reviewed by governmental authorities or private parties asserting false claims. Any such actions could have a material adverse effect on our business, financial condition and results of operations.

FACILITY LICENSURE AND CERTIFICATE OF NEED

     State Departments of Health may require us to obtain licenses in the various states in which we initiate or acquire business operations. We believe that we have obtained the necessary licensure in states where licensure is required and that we are not required to obtain licenses in other states. However, some of the regulations governing the need for licensure are unclear and there is little guidance available regarding certain interpretative issues. Therefore, it is possible that a state regulatory authority could determine that we are improperly conducting business operations without a license. This could subject us to significant fines or penalties, result in our being required to cease operations in that state and could otherwise have a material adverse effect on our business, financial condition and results of operations. We have no reason to believe that we will be unable to obtain necessary licenses without unreasonable expense or delay, but there can be no assurance that we will be able to obtain any required license.

     Some states require permission by the State Department of Health in the form of a Certificate of Need ("CON") prior to the construction or modification of an ambulatory care facility or the purchase of certain medical equipment in excess of a certain amount. We believe that we have obtained the necessary CONs in states where a CON is required. However, some of the regulations governing the need for CONs are unclear and there is little guidance to cover certain interpretive issues. Therefore, it is possible that a state regulatory authority could determine that we are improperly conducting business operations without a CON. This could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will be able to acquire a CON in all states where it is required.

HEALTH CARE REFORM

     Health care reform is considered by many in the U.S. to be a national priority. Several states are also currently considering health care proposals. We cannot predict what additional action, if any, the federal government or any state may ultimately take with respect to health care reform or when any such action will be taken. Health care reform may bring radical changes in the financing and regulation of the health care industry, which could have a material adverse effect on our business, financial condition and results of operations.

EMPLOYEES

     As of April 30, 1999, we had 182 employees. None of our employees is subject to a collective bargaining arrangement. We consider our relations with our employees to be good. As we expand, we expect to hire additional employees in technical, marketing and management positions.

ITEM 2

                            DESCRIPTION OF PROPERTY

     We lease 14,500 square feet of space in St. Louis County, Missouri for our corporate headquarters under a lease which expires in 2001. We also utilize 2,700 square feet of space in St. Louis County, Missouri for our St. Louis LaserVision Center under a lease which expires in 2001.

     MSS occupies 7,000 square feet of office/warehouse space in Bloomington, Minnesota under a lease expiring in July 2001.

     LaserVision Europe Limited, our wholly-owned European subsidiary, leases 3,000 square feet of space on Harley Street in London, England, which houses the Harley Street Laser Vision Centre.

     All other lasers operated by Laser Vision are used in centers owned or leased by other parties. We do not have any material lease obligations associated with such centers.

ITEM 3

LEGAL PROCEEDINGS

     In March 1998, Laser Vision was served with a subpoena by the U.S. Department of Justice. We understand that the subpoena is part of an industry-wide investigation into the so-called "international card" software that enabled excimer lasers to be used to perform laser eye surgeries for higher nearsightedness (greater than -6.0 diopters) than were initially approved by the FDA. The FDA subsequently approved use of an excimer laser for higher nearsightedness in January 1998. Many eye surgeons have taken the position that FDA restrictions on use of laser equipment through software control, rather than the traditional means of labeling, deny physicians the flexibility to treat individual patients as the physician deems medically necessary, and represent an unwarranted intrusion upon the physicians' right to practice medicine according to their best medical judgment. The subpoena requested several categories of documents, including documents describing the Laser Vision correspondence and agreements with VISX, and documents relating to Laser Vision's use of international cards, which we have provided. We intend to continue to fully cooperate in this matter. As discussed above under "-- Government Regulation -- Restrictions on Medical Devices," non-compliance with FDA requirements could subject Laser Vision to various enforcement actions. We are unable to assess the effect, if any, of this investigation on our financial condition or results of operations.

     On March 12, 1999, we filed suit in U.S. District Court for the Eastern District of Missouri against Nidek, Custom Trailerwerks, Inc. and a former employee of Laser Vision. In this suit, we allege infringements of Laser Vision's patents, breaches of a confidentiality and non-competition agreement, unfair competition, and misappropriation of Laser Vision's trade secrets and confidential information. This suit arises from the defendants' development of a mobile laser system that is substantially similar to the proprietary technology we employ in our Roll-On/Roll-Off system. The defendants have filed several procedural motions in this case, but no substantive issues have, as yet, been addressed. We are therefore unable to currently assess the outcome.

     We are currently involved in other, non-material litigation. Other than as described above, we do not expect that any outstanding or pending legal proceedings, individually or in the aggregate, will have a material adverse effect upon our future results of operations, liquidity or financial condition.

ITEM 4

              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5

            MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The common stock of Laser Vision is traded on the over-the-counter market through NASDAQ. Furthermore, the following dealers are listed on NASDAQ summaries as market makers in Laser Vision stock as of June 1999:

A. G. Edwards & Sons, Inc.               Schneider Securities Inc.
Prudential Securities, Inc.              Mayer & Schweitzer Inc.
Warburg Dillon Read, LLC                 Herzog, Heine, Geduld Inc.
Salomon Smith Barney, Inc.               Knight Securities, L.P.
Everen Securities Inc.                   Spear, Leeds & Kellogg
Sherwood Securities Corp.                B-Trade Services LLC
Island System Corporation                The Brass Utility, LLC
Instinet Corporation                     Archipelago, LLC
Leerink Swann & Co.                      Mesirow & Co., Inc.
Pacific Growth Equities                  Allen C. Ewing & Co.
Advest, Inc.

     There were approximately 330 holders of record of Laser Vision's common stock on June 28, 1999. This figure does not consider the individual holders of securities that are held in the "street name" of a securities dealer. Based upon information received from securities dealers, the total number of individual holders of Laser Vision's common stock exceeds 6,000.

     There have been and are expected to be no dividends declared on the common stock.

                TABLE OF HIGH/LOW SALES PRICES FOR EACH QUARTER

                                                              COMMON
                                                       ---------------------
                                                       HI CLOSE    LOW CLOSE
QUARTER ENDED                                            LVCI        LVCI
-------------                                          --------    ---------
July 97............................................      8.250       6.000
October 97.........................................     10.063       6.750
January 98.........................................      9.000       6.500
April 98...........................................     14.500       6.875
July 98............................................     16.875      10.125
October 98.........................................     13.125       8.500
January 99.........................................     29.500      10.750
April 99...........................................     52.500      25.250

ITEM 6

                            SELECTED FINANCIAL DATA

     The consolidated statement of operations data set forth below for the years ended April 30, 1999, 1998, and 1997 and the balance sheet data at April 30, 1999 and 1998 are derived from the respective audited consolidated financial statements of Laser Vision which are included elsewhere herein. The statement of operations data set forth below with respect to the years ended April 30, 1996 and 1995 and the balance sheet data at April 30, 1997, 1996 and 1995 are derived from the audited financial statements of Laser Vision which are not included in this Form 10-K.

     The data set forth below should be read in conjunction with the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                              YEAR ENDED APRIL 30,
                                              ----------------------------------------------------
                                                1999       1998       1997       1996       1995
                                              --------   --------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues....................................  $ 52,359   $ 23,469   $  8,238   $  3,918   $  3,311
Gross profit (loss).........................    17,691      6,719        648       (332)       (64)
Selling, general and administrative.........    11,877      9,592      9,719      5,831      3,144
Fixed asset impairment provision............        --         --      2,772      3,063         --
Income (loss) from operations...............     5,814     (2,873)   (11,843)    (9,216)    (3,208)
Net income (loss) before taxes..............     5,051     (3,496)   (12,069)    (8,803)    (3,297)
Income tax benefit..........................     1,489         --         --         --         --
Net income (loss)...........................     6,540     (3,496)   (12,069)    (8,803)    (3,297)
Deemed preferred dividends..................      (171)    (1,930)      (126)      (439)        --
Net income (loss) applicable to common
  stockholders..............................  $  6,369   $ (5,426)  $(12,195)  $ (9,242)  $ (3,297)
Net income (loss) per share -- basic........  $    .63   $   (.59)  $  (1.45)  $  (1.75)  $  (0.82)
Net income (loss) per share -- diluted......  $    .55   $   (.59)  $  (1.45)  $  (1.75)  $  (0.82)
Weighted average number of common shares
  outstanding -- basic......................    10,145      9,178      8,421      5,278      4,001
Weighted average number of common shares
  outstanding -- diluted....................    11,965      9,178      8,421      5,278      4,001
UNAUDITED STATEMENT OF OPERATIONS DATA
  REFLECTING STOCK SPLIT DECLARED JULY 12,
  1999 AND EFFECTIVE JULY 23, 1999:
Net income (loss) per share -- basic........  $    .31   $   (.30)  $   (.72)  $   (.88)  $   (.41)
Net income (loss) per share -- diluted......  $    .27   $   (.30)  $   (.72)  $   (.88)  $   (.41)
Weighted average number of common shares
  outstanding -- basic......................    20,290     18,356     16,842     10,556      8,002
Weighted average number of common shares
  outstanding -- diluted....................    23,930     18,356     16,842     10,556      8,002

                                                              YEAR ENDED APRIL 30,
                                              ----------------------------------------------------
                                                1999       1998       1997       1996       1995
                                              --------   --------   --------   --------   --------
BALANCE SHEET DATA:
Cash and cash equivalents...................  $  8,173   $  8,430   $  3,794   $ 12,672   $  2,126
Working capital (deficit)...................     7,105      5,554      1,654     10,002     (1,301)
Total assets................................    53,189     30,829     22,870     28,913     11,318
Total debt, excluding current portion.......     7,784      6,585      6,133      1,375        406
Convertible preferred stock with mandatory
  redemption provision......................     2,086      1,915         --     14,539         --
Common stock and stock options issued for
  contract rights...........................        --         --      1,092         --         --
Stockholders' equity........................  $ 26,661   $ 13,578   $ 10,276   $  7,453   $  6,349

     There were no cash dividends during this five year period.

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following tables present selected items from our quarterly financial results (in thousands except per share data).

FISCAL 1999 QUARTERLY                              JULY 1998   OCTOBER 1998   JANUARY 1999   APRIL 1999
---------------------                              ---------   ------------   ------------   ----------
Revenues........................................    $ 9,110      $10,402        $14,062       $18,785
Gross profit....................................      2,866        3,655          4,707         6,463
Net income......................................        333          958          2,262         2,987
Deemed preferred dividends......................         40           41             41            49
Basic income per share..........................    $   .03      $   .09        $   .22       $   .28
Diluted income per share........................    $   .03      $   .09        $   .18       $   .23
Weighted average number of common shares
  outstanding -- basic..........................      9,741        9,927         10,294        10,633
Weighted average number of common shares
  outstanding -- diluted........................     10,850       10,708         12,313        13,153

FISCAL 1998 QUARTERLY                              JULY 1997   OCTOBER 1997   JANUARY 1998   APRIL 1998
---------------------                              ---------   ------------   ------------   ----------
Revenues........................................    $ 4,098      $ 5,223        $ 6,345       $ 7,803
Gross Profit....................................        834        1,276          1,877         2,785
Net income (loss)...............................     (1,537)      (1,173)          (913)          127
Deemed preferred dividends......................         33           66             56            43
Basic and diluted income (loss) per share.......    $  (.37)     $  (.14)       $  (.10)      $   .01
Weighted average number of common shares
  outstanding basic and diluted.................      8,821        9,044          9,301         9,558

     The following tables present selected quarterly financial results which would reflect the stock split declared on July 12, 1999 and effective July 23, 1999.

FISCAL 1999 QUARTERLY                              JULY 1998   OCTOBER 1998   JANUARY 1999   APRIL 1999
---------------------                              ---------   ------------   ------------   ----------
Basic income per share..........................    $   .02      $   .05        $   .11       $   .14
Diluted income per share........................    $   .02      $   .05        $   .09       $   .11
Weighted average number of common shares
  outstanding -- basic..........................     19,482       19,584         20,588        21,266
Weighted average number of common shares
  outstanding -- diluted........................     21,700       21,416         24,626        26,306

FISCAL 1998 QUARTERLY                              JULY 1997   OCTOBER 1997   JANUARY 1998   APRIL 1998
---------------------                              ---------   ------------   ------------   ----------
Basic and diluted income (loss) per share.......    $  (.19)     $  (.07)       $  (0.5)      $   .00
Weighted average number of common shares
  outstanding, basic and diluted................     17,642       18,088         18,602        19,116

ITEM 7

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for historical information, statements relating to Laser Vision's plan, objectives and future performance are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations. Because of various risks and uncertainties, actual strategies and results in future periods may differ materially from those currently expected.

     The discussion set forth below analyzes certain factors and trends related to the financial results for each of the three years ended April 30, 1999, 1998 and 1997. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements.

RESULTS OF OPERATIONS

     The following table breaks out revenue by source. This table also includes "net revenue contribution." Net revenue contribution is revenue less license fees paid to VISX and amounts paid to eye surgeons for professional medical services rendered at our fixed laser sites. Management believes that net revenue contribution provides relevant and useful information to investors because it reflects the dollars available to cover Laser Vision's fixed and variable costs after excluding variable costs which Laser Vision pays to third parties. Net revenue contribution should not be considered as an alternative to gross profit, operating income and net income as a measure of profitability. Finally, the table includes certain profitability amounts as a percentage of total revenue and net revenue contribution.

                                                               FISCAL YEAR ENDED APRIL 30,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
Revenue
  North American refractive..............................    $ 46,568    $ 21,557    $  6,207
  Other refractive.......................................       1,976       1,912       2,031
  Cataract...............................................       3,815           0           0
Total Revenue............................................      52,359      23,469       8,238
  Royalty fees and professional medical services.........      17,677       8,030       1,985
Revenue less royalty fees and professional medical
  services, "net revenue contribution"...................      34,682      15,439       6,253
Gross profit.............................................      17,691       6,719         648
  % of total revenue.....................................         34%         29%          8%
  % of net revenue contribution..........................         51%         44%         10%
Income (loss) from operations............................       5,882      (2,873)    (11,843)
  % of total revenue.....................................         11%        (12%)      (144%)
  % of net revenue contribution..........................         17%        (19%)      (189%)
Net income (loss) before taxes...........................    $  5,051    $ (3,496)   $(12,069)
  % of total revenue.....................................         10%        (15%)      (147%)
  % of net revenue contribution..........................         15%        (23%)      (193%)

     RSR revenues for September 1998 through April 1999 are included in North American refractive revenues. MSS revenues for December 1998 through April 1999 are shown as cataract revenues.

FISCAL YEAR ENDED APRIL 30, 1999 COMPARED TO FISCAL YEAR ENDED APRIL 30, 1998

     Laser Vision has continued to provide excimer laser access to additional sites throughout the U.S. In addition, the acquisition of RSR on September 1, 1998 has enabled us to provide microkeratome access and the acquisition of MSS on December 4, 1998 has allowed us to provide mobile cataract services.

     Revenue. Total revenue increased by 123% or $28.9 million to $52.4 million for the year ended April 30, 1999 from $23.5 million for the year ended April 30, 1998. Total laser procedures increased by 107% to 60,947 for the year ended April 30, 1999 from 29,408 for the year ended April 30, 1998.

     The increase in revenue was attributable to a $24.7 million increase in domestic refractive revenue, a $0.3 million increase in marketing and training revenue and $3.8 million in cataract revenue. The increase in North American revenue was attributable to an increase both in the number of U.S. lasers in operation and the number of procedures performed by our eye surgeon customers on each laser in the U.S.

     Costs of Revenue/Gross Profit. Costs of revenue increased by 107% or $17.9 million to $34.7 million for the year ended April 30, 1999 from $16.8 million for the year ended April 30, 1998. This was primarily due to an increase of $7.6 million in total domestic royalties, an increase of $3.1 million in mobile laser engineer salaries and travel costs, an increase of $2.1 million in professional medical services costs, an increase of $2.1 million in gasses, medical supplies and maintenance, and $2.3 million of costs related to the cataract business. The increases in royalty expenses, salaries and travel, professional medical services, and gasses, medical supplies and maintenance are primarily due to increased refractive procedure volume.

     Total gross profit increased by 163% or $11.0 million to $17.7 million for the year ended April 30, 1999 from $6.7 million for the year ended April 30, 1998. The variable gross profit, excluding depreciation, increased by 109% or $12.2 million to $23.4 million for the year ended April 30, 1999 from $11.2 million for the year ended April 30, 1998. This was primarily due to higher volumes of procedures performed with our equipment at an increased number of sites. As a percentage of total revenue, total gross profit increased to 34% from 29% for the years ended April 30, 1999 and 1998, respectively. This improvement is due to performing more procedures per laser, thus improving utilization of our fixed assets. We do not believe gross profit will continue to improve at this rate.

     Operating Expenses. Selling, general and administrative expenses increased by 23% or $2.2 million to $11.8 million for the year ended April 30, 1999 from $9.6 million for the year ended April 30, 1998. New operating expenses related to the cataract business of $1.0 million along with increases in salaries and related expenses of $1.3 million were partially offset by decreases in general and administrative expenses of $0.2 million. The $1.3 million increase in salaries and related expenses was attributed to more employees, annual raises and variable compensation based on operating results. The $0.2 million decrease in general and administrative expenses was attributed to decreased insurance of $193,000 and decreased professional fees of $56,000.

     Income (Loss) from Operations. The income (loss) from operations increased by $8.8 million to $5.9 million for the year ended April 30, 1999 from a loss of $2.9 million during the year ended April 30, 1998. This was primarily related to improved domestic refractive profitability and the acquisition of MSS in December 1998.

     Other Income (Expense). Higher interest expense and minority interest in net income of subsidiary partially offset by higher interest income caused a 33% or $208,000 increase to a net $831,000 in other expense during the year ended April 30, 1999 from a net $623,000 in other expense during the year ended April 30, 1998. This was primarily due to interest expense from the RSR and MSS acquisitions.

     Net Income (Loss). Net income for the year ended April 30, 1999 was $6.5 million compared to a net loss of $3.5 million for the year ended April 30, 1998. This was primarily attributable to a $8.0 million increase related to the increased volume of domestic refractive procedures involving our equipment, $1.5 million from the recognition of income tax benefits in the year ended April 30, 1999 and $.5 million from MSS.

FISCAL YEAR ENDED APRIL 30, 1998 COMPARED TO FISCAL YEAR ENDED APRIL 30, 1997

     During the year ended April 30, 1998, we continued to develop the U.S. market by targeting eye surgeons in medium-sized markets. We primarily served these markets with our newly developed "Roll-on/Roll-off" mobile system.

     Revenue. Total revenues increased by 185% or $15.2 million to $23.5 million for the year ended April 30, 1998 from $8.2 million for the year ended April 30, 1997. Total laser procedures increased by 202% to 29,408 for the year ended April 30, 1998 from 9,716 for the year ended April 30, 1997.

     The increase in revenue was attributable to a $15.3 million increase in North American refractive revenue and a $119,000 decrease in other refractive revenue. The increase in North American refractive revenue was attributable to an increase both in the number of U.S. lasers in operation and the number of procedures performed by our eye surgeon customers on each laser in the U.S. The decrease in other refractive revenue was attributable to the closing of certain unprofitable fixed sites and the conversion of most of them to mobile sites during the year.

     Costs of Revenue/Gross Profit. Costs of revenue increased by 121% or $9.2 million to $16.8 million for the year ended April 30, 1998 from $7.6 million for the year ended April 30, 1997. This was primarily due to an increase of $5.4 million in total domestic royalties, an increase of $2.0 million in mobile laser engineer salaries and travel costs, an increase of $963,000 in depreciation expense, and an increase of $657,000 in professional medical services costs.

     Total gross profit increased by 937% or $6.1 million to $6.7 million for the year ended April 30, 1998 from $648,000 for the year ended April 30, 1997. The variable gross profit, excluding depreciation, increased by 171% or $7.0 million to $11.2 million from $4.1 million for the year ended April 30, 1997. This was primarily due to higher volumes of procedures performed with our equipment at an increased number of sites. As a percentage of total revenue, total gross profit increased to 29% from 8% for the years ended April 30, 1998 and 1997, respectively.

     Operating Expenses. Selling, general and administrative expenses decreased by 1% or $127,000 to $9.6 million for the year ended April 30, 1998 from $9.7 million for the year ended April 30, 1997. Decreases for the year ended April 30, 1998 in general and administrative expense of $310,000 and selling and marketing expense of $839,000 were partially offset by increases in salaries and related expenses of $970,000 and depreciation and amortization expense of $52,000. The $970,000 increase in salaries and related expenses was attributed to a $1,091,000 domestic increase (more employees, annual raises and variable compensation based on operating results), a $36,000 Canadian decrease primarily due to the closing of a fixed site and a $85,000 European decrease primarily due to the closing of two fixed sites. The $839,000 decrease in selling and marketing expenses was attributed to a $448,000 domestic decrease primarily because of the conversion from fixed sites to mobile systems, a $169,000 Canadian decrease due to the closing of a fixed site and a $222,000 European decrease due to the closing of two fixed sites.

     Income(Loss) from Operations. The loss from operations decreased by 76% or $9.0 million to $2.9 million for the year ended April 30, 1998 from $11.8 million for the year ended April 30, 1997. This was primarily due to the $4.6 million operating profit earned on the increase in U.S. revenue, a decrease in fixed asset impairment provisions of $2.8 million, a $0.6 million reduced operating loss from the Canadian operations and a $1.0 million reduced operating loss from the European operations. Both international operations benefitted from the closing of unprofitable fixed sites.

     Other Income (Expense). Other income (expense) increased by 176% or $397,000 to a net expense of $623,000 for the year ended April 30, 1998 from a net expense of $226,000 for the year ended April 30, 1997. This increase was primarily due to an increase of $403,000 in interest expense.

INFLATION

     Laser Vision's operations have not been, nor are they expected to be, materially affected by inflation.

LIQUIDITY AND CAPITAL RESOURCES

     Laser Vision's primary sources of liquidity for the next year are expected to consist of cash generated by operations, vendor financing, proceeds from the exercise of options and warrants, and proceeds from the secondary stock offering completed on May 11, 1999. We believe we could raise additional cash from borrowing or the sale of debt or additional equity securities, if necessary.

     We have generated positive cash flow from operations for every quarter since the quarter ended April 30, 1998. We expect that normal ongoing liquidity needs will continue to be covered from the operations of the business.

     The $2.8 million fixed asset impairment provision for the year ended April 30, 1997 was a non-cash expense associated with non-current assets and did not affect working capital or cash flows. Five Summit lasers are leased, and those lease payments will continue until the fall of 1999 for two lasers and until the summer of 2001 on three other lasers. The impairment provision during the year ended April 30, 1997 did not affect Laser Vision's future lease commitments.

     Laser Vision has access to financing on a laser by laser basis for up to 90% of the purchase price of such lasers. We expect to continue to have access to this financing option for at least the next nine months. Other equipment vendors do not provide equipment financing.

     Certain employees and directors exercised warrants and options to purchase a total of 463,500 shares of common stock in conjunction with the secondary stock offering completed May 11, 1999, yielding proceeds of $3.6 million to Laser Vision. Laser Vision expects that other option and warrant holders will exercise options and warrants prior to their expiration, but we cannot predict when such exercises will occur.

     The net proceeds of the offering totalled approximately $43.6 million. Together with the cash flow from operations, proceeds from the exercise of options and warrants and laser financing, we believe this will be sufficient to fund our expected cash needs as described below for the forseeable future, exclusive of any acquisitions.

     Our principal cash needs include normal operating expenses, the purchase of additional equipment, the payments of contingent consideration for RSR and MSS, the expansion of patient financing programs and any cash needs for any future acquisitions.

     Our normal operating expenses include procedure royalty fees, salaries, travel and lodging, medical supplies, equipment maintenance, professional fees, rent and utilities.

     We expect to purchase about $11 million of new equipment in fiscal year 2000. As noted above, we have available laser financing for up to 90% of the purchase price of excimer lasers. Alternatively, we may choose to pay a larger proportion of the purchase price in cash, and may also choose to accelerate the purchase of our equipment if we believe demand for our services warrants it. We believe we would be able to obtain third party financing for excimer lasers if we lost access to our current financing source, although we do not know the terms on which such financing may be available.

     The RSR acquisition requires an additional $1.8 million in payments including interest in addition to the $500,000 that was paid on February 28, 1999. The MSS acquisition required a non-contingent payment of $1 million on April 30, 1999. MSS met the operating income target for the five-month period ending April 30, 1999. Accordingly, an additional $750,000 has been recorded as goodwill and accrued at April 30, 1999. Additional consideration of up to $7.5 million is contingent upon MSS meeting certain operating income targets for the twelve-month period ending April 30, 2000, and the three-month period ending July 31, 2000. Up to 50% of the contingent consideration may be paid in Laser Vision common stock valued at the market rate, with the balance to be paid in cash. The amount of contingent consideration paid in common stock is at the sole discretion of Laser Vision.

     Laser Vision currently offers a program for patient financing, the funds for which are provided primarily by a third party lender. We guarantee these notes payable to the third party lender. The amount of such financing currently is $2.8 million.

     If cash generated from our operations is significantly less than anticipated, we have several strategies to deal with it. First, we can use the maximum amount of financing available for the purchase of new equipment. Second, we can slow down the purchase of new equipment. Third, we can choose the option of funding 50% of the contingent consideration for the MSS acquisition with common stock. Fourth, we can delay any potential acquisitions, or attempt to fund such acquisitions with stock or cash raised from third party sources. Finally, Laser Vision believes it would be able to raise additional money through the borrowing of funds or the sale of debt or additional equity securities.

WORKING CAPITAL

     Cash and cash equivalents decreased by 3% or $257,000 to $8.2 million at April 30, 1999 from $8.4 million at April 30, 1998. At April 30, 1999, working capital had increased by 28% or $1,551,000 to $7.1 million from $5.6 million at April 30, 1998. The ratio of current assets to current liabilities at April 30, 1999 was 1.44 to one, compared to 1.64 to one at April 30, 1998.

     Accounts receivable increased $5.0 million from April 30, 1998 to April 30, 1999 and $1.8 million from April 30, 1997 to April 30, 1998 primarily due to increased procedures performed in the U.S., an increased number of customers being invoiced monthly instead of weekly, and the acquisitions of MSS and RSR.

CASH FLOWS -- OPERATING ACTIVITIES

     Net cash provided by operating activities increased by $6.8 million to $7.8 million for the year ended April 30, 1999 from $1.0 million for the year ended April 30, 1998. The cash flows provided by operating activities during the year ended April 30, 1999 primarily represent the net income in the period plus depreciation and amortization and a net increase in current liabilities, less increases in accounts receivable, inventory, deferred taxes, and prepaid expenses and other current assets. The increases in current liabilities, accounts receivable, inventory and prepaid expenses and other current assets are a result of increased procedure volumes. The cash flows provided by operating activities during the year ended April 30, 1998 primarily represents the net loss incurred in this period less depreciation and amortization and an increase in accounts payable and accruals, offset by an increase in accounts receivable and inventory.

     Net cash provided by operating activities increased $6.7 million to $1.0 million for fiscal 1998 from a use of $5.7 million for fiscal 1997. The cash flows used by operating activities during fiscal 1997 primarily represent the net loss incurred in this period less depreciation, amortization and fixed asset impairment and an increase in accounts payable, offset by an increase in accounts receivable.

CASH FLOWS -- INVESTING ACTIVITIES

     Net cash used for investing activities increased by 96% or $4.0 million to $8.1 million for the year ended April 30, 1999 from $4.1 million for the year ended April 30, 1998. Cash used for investing during the year ended April 30, 1999 was primarily used to acquire equipment for the expanding U.S. market and for the acquisitions of MSS and RSR. Cash used during the year ended April 30, 1998 was used to acquire equipment. Laser Vision expects capital expenditures for equipment to be approximately $11.0 million in fiscal year 2000.

     Net cash used in investing activities decreased by 11% or $534,000 to $4.1 million for fiscal 1998 from $4.7 million in fiscal 1997. These changes were primarily due to the acquisition of equipment.

CASH FLOWS -- FINANCING ACTIVITIES

     Net cash provided by financing activities decreased by $7.6 million to $107,000 during fiscal 1999 from cash provided of $7.8 million during fiscal 1998. Net cash provided by financing during fiscal 1999 was primarily provided by the exercise of stock options and warrants, offset by the repayment of capital lease obligations and notes payable. Net cash provided by financing for fiscal 1998 was primarily due to proceeds from a private offering of preferred stock, notes payable and exercise of stock options and warrants offset by the repayment of notes payable and capitalized lease payments.

     Net cash provided by financing activities increased by 421% or $6.3 million to $7.8 million for fiscal 1998 from $1.5 million for fiscal 1997. Net cash provided by financing activities during fiscal 1997 was primarily due to proceeds received from notes payable and the exercise of stock options offset by the repayment of certain notes payable and capitalized lease obligations.

     The Series B convertible preferred stock has a beneficial conversion and mandatory redemption features. Under some circumstances, as defined in the preferred stock agreement, the holders of the Series B shares may be able to require us to redeem their shares for cash. These circumstances include the delisting of the common stock by Nasdaq, bankruptcy or change of control of Laser Vision, and the decline in the price of the common stock to less than approximately $2.00 per share. While there can be no assurance that these circumstances will not arise, Laser Vision believes the likelihood of redemption occurring is remote. Accordingly, the redemption features of the Series B shares are not expected to adversely impact our cash flows or liquidity.

INCOME TAXES

     At April 30, 1998, Laser Vision had approximately $31 million of net operating losses available to be carried forward to offset future domestic and international taxable income and which expire in the years 2006 through 2013. However, as a result of the history of losses incurred by Laser Vision, at April 30, 1998 there was insufficient objective evidence of future taxable income to utilize the net operating loss carryforwards ("NOL's") prior to their expiration. As a result, a valuation allowance was recorded for substantially all of the estimated $13 million of deferred tax assets which are principally associated with the net operating losses at April 30, 1998, as management believed it was more likely than not that they would not be realized before expiration.

     In the fourth quarter of fiscal 1998, Laser Vision's operations became profitable. For the year ended April 30, 1999, Laser Vision had pretax income of approximately $5.1 million. Because of the improving levels of and trend in profitability, management was able for the first time to conclude based on objective evidence that Laser Vision will likely have taxable income in the next fiscal year. As a result, a portion of the valuation allowance was reduced and Laser Vision recognized a $0.8 million net tax benefit during the three months ended January 31, 1999 and a $0.7 million tax benefit for the three months ended April 30, 1999, as management believed it was more likely than not that a portion of the deferred tax assets would be realized before expiration. At April 30, 1999 Laser Vision had approximately $37 million of net operating losses available to be carried forward. A valuation allowance was recorded for approximately $13.5 million of the estimated $15 million deferred tax asset.

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

YEAR 2000

YEAR 2000 COMPLIANCE

     We are aware that some information technology systems may not function properly at the onset of the year 2000. These systems record only the last two digits of a date's year instead of the full four digits. For example, they would record "00" as the year for dates in both 1900 and 2000. This could cause those systems to process and record information incorrectly or possibly fail to function in the year 2000.

     Our services, operations, customers, suppliers and service providers all rely on information technology systems, both hardware and software, to function properly. This includes readily apparent systems such as those controlling VISX excimer lasers used as a key part of our services, as well as less obvious ones such as those required to provide electricity to our main facility.

     Suppliers: We have been surveying existing suppliers about the ability of their systems and products to properly handle dates for the year 2000 and beyond. VISX has advised us that its lasers will remain fully functional from a medical standpoint through the year 2000 and beyond. VISX has determined that the laser systems do not properly print or store patient report dates and procedures performed in the year 2000 or beyond. VISX is in the process of developing and testing a solution to this problem and expects to have it available to us by the middle of 1999.

     The cataract equipment used by MSS and the microkeratome equipment used for LASIK procedures are not affected by the Year 2000 situation and will remain fully functional from a medical viewpoint according to the cataract and microkeratome equipment manufacturers.

     If our other suppliers do not reply or cannot provide Year 2000 compliant products, we may need to locate alternative sources for goods and services.

     Operations: We have been gathering information from vendors about Year 2000 compliance for each of the major elements of our internal information technology systems. Based on the statements from vendors, we understand the following:

     Our operating systems, which include MS Windows NT, MS Windows 98, MS Windows 95 and Novell IntraNetware, are all Year 2000 compliant in their latest versions. We will need to run a service pack for our Novell IntraNetware system to bring it up to the current version. We expect to complete this by the third quarter of calendar 1999.

     Our key applications include MS exchange server, Solomon financial software for Windows, MS Office 97 and Microbilt Credit Commander. MS exchange server, MS Office 97 and Microbilt Credit Commander are Year 2000 compliant. Solomon financial software for Windows will be Year 2000 compliant after running a service pack for the application to bring it up to the current version of software. We expect to complete this during the second and third quarters of calendar 1999.

     Our Mitel SX-200 telephone system is Year 2000 compliant. Our Colorado Replay Plus Active Voice 1400 voicemail system is not Year 2000 compliant. We expect to replace this system by the third quarter of calendar 1999.

     Our computer hardware, which is all PC based, is Year 2000 compliant with the exception of a few older personal computers. The hardware used to control our local area network is Year 2000 compliant. We expect to install any necessary upgrades or replace any computers that are not Year 2000 compliant during the second and third quarters of calendar 1999.

     We have received notification from the owners and managers of our facility that it is Year 2000 compliant with regard to building security, heating, and lighting controls.

COSTS TO ADDRESS YEAR 2000 ISSUES

     We expect that any remaining costs for Year 2000 compliance will be less than $100,000 and that the majority of these disbursements will be for equipment purchases and therefore will be capitalized and depreciated. The total anticipated costs for Year 2000 compliance (past and future) is expected to be less than $150,000. However, we may spend more money than we have estimated, and this could have a material adverse effect on our results of operations and financial condition. At this stage in the assessment process, we do not believe that the Year 2000 issue will materially impact our financial position, results of operations or cash flows in future periods. There can be no assurance that operating problems or expenses related to the Year 2000 issue will not arise with our computer systems and software or that our customers or suppliers will be able to resolve their Year 2000 issues in a timely manner. Accordingly, we plan to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.

CONTINGENCY PLANS

     The most reasonably likely worst case Year 2000 scenario would be that a solution to the VISX laser printing and storing of patient report dates for procedures performed in the year 2000 and beyond is not corrected in a timely manner. To the extent that any computer documentation of procedures is unavailable, we are prepared to manually produce the necessary reports. As we complete our internal review and external surveys we will prepare additional contingency plans to prepare for the problems that we believe are reasonably likely to arise. However, despite our best efforts, we may not anticipate all problems that may ultimately arise.

RISKS OF YEAR 2000 ISSUES

     We will continue preparations with the goal of ensuring that the information technology relating to our services, operations and suppliers will recognize dates and function properly in the year 2000 and beyond. However, unanticipated problems could affect our ability to provide services to our customers or interrupt or prevent deliveries from suppliers at the onset of the year 2000. As a result, we could suffer a material adverse impact to our business, financial position and results of operation due to a loss of revenue, legal claims or extra expenses caused by unanticipated year 2000 computer problems.

NEW ACCOUNTING STANDARD

     Laser Vision adopted Statement of Financial Accounting Standards No. 131, "Disclosure about segments of an Enterprise and Related Information" ("SFAS 131") in the fiscal year ended April 30, 1999. SFAS 131 established standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures for products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance.

MARKET RISK

     In the ordinary course of business, Laser Vision is exposed to foreign currency and interest rate risks, which we do not currently consider to be material. These exposures primarily relate to having investments denominated in foreign currencies and to having fixed rate debt.

ITEM 8

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                PAGE
                                                                ----
Report of Independent Accountants...........................     F-1
Consolidated Balance Sheet at April 30, 1999 and 1998.......     F-2
Consolidated Statement of Operations for the three years
  ended April 30, 1999......................................     F-3
Consolidated Statement of Changes in Stockholders' Equity
  for the three years ended April 30, 1999..................     F-4
Consolidated Statement of Cash Flows for the three years
  ended April 30, 1999......................................     F-5
Notes to Consolidated Financial Statements..................     F-7
Financial Statement Schedules:
  VIII -- Valuation and Qualifying Accounts.................    F-26

     All other schedules were omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

ITEM 9

                       CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10

                        DIRECTORS AND EXECUTIVE OFFICERS

     The directors, executive officers and key personnel of Laser Vision, their positions with Laser Vision, and their ages are as follows:

NAME                                            AGE   POSITION
----                                            ---   --------
John J. Klobnak..............................   48    Chairman of the Board, Chief Executive Officer
                                                      and member of Executive and Compensation
                                                        Committees
James C. Wachtman............................   38    President and Chief Operating Officer
Robert W. May................................   52    Vice-Chairman of the Board, General Counsel,
                                                        Secretary and member of Executive Committee
B. Charles Bono III..........................   51    Executive Vice President, Chief Financial
                                                      Officer and Treasurer
James B. Tiffany.............................   42    Vice President of Sales
Dr. Henry Simon..............................   69    Director and member of Compensation Committee
James M. Garvey..............................   51    Director and member of Executive and Audit
                                                        Committees
Richard Lindstrom, M.D.......................   52    Director and member of Compensation Committee
Steven C. Straus.............................   43    Director and member of Audit Committee

     John J. Klobnak. Mr. Klobnak has served as Chairman of the Board and Chief Executive Officer of Laser Vision since July 1993. From 1990 to 1993, Mr. Klobnak served as Laser Vision's Chairman, President and Chief Executive Officer. From 1986 to 1990, he served as Chief Operating Officer and subsequently President of MarketVision, a partnership acquired by Laser Vision upon its inception in 1990. Prior to 1986, Mr. Klobnak was engaged in marketing and consulting.

     James C. Wachtman. Mr. Wachtman joined Laser Vision as Chief Operating Officer of North America operations effective June 1996 and became President in August 1998. From 1983 until he joined Laser Vision, Mr. Wachtman was employed in various positions by McGaw, Inc., a manufacturer of medical disposables. Most recently, he served as Vice President of Operations of CAPS, a hospital pharmacy division of McGaw.

     Robert W. May. Mr. May joined Laser Vision as its Vice-Chairman and General Counsel in September 1993. Prior to joining Laser Vision as a full-time employee, Mr. May served as Corporate Secretary, General Corporate Counsel and a director of Laser Vision. He was engaged in private legal practice in St. Louis, Missouri from 1985 until 1993.

     B. Charles Bono III. Mr. Bono joined Laser Vision as Executive Vice President, Chief Financial Officer and Treasurer in October 1992. From 1980 to 1992, Mr. Bono was employed by Storz Instrument Company (a global marketer of ophthalmic devices and pharmaceutical products that is now a part of Bausch and Lomb Surgical) serving as Vice President of Finance from 1987 to 1992.

     James B. Tiffany. Mr. Tiffany joined Laser Vision in December 1998 as Vice President of Sales. For the prior thirteen years, Mr. Tiffany held a number of positions with Storz Instrument Company and Bausch and Lomb Surgical. While with Storz, Mr. Tiffany served as Director of Marketing and Vice President of Sales and Marketing. From January 1998, he served as Vice President for Commercial Operations for the U.S., Canada and Latin America for Bausch and Lomb Surgical.

     Dr. Henry Simon. Dr. Simon has served as a director of Laser Vision since November 1995. Since 1996, he has served as Chairman of Schroder Venture International Life Sciences Advisers, a venture capital advisory company ("SVILSA"). From 1993 to 1996 he served as Chief Executive Officer and Managing

Partner of SVILSA. Dr. Simon has served as Chairman of Mitel, Inc., a manufacturer of telecommunications equipment and Shire Pharmaceutical Group plc, a British company.

     James M. Garvey. Mr. Garvey has served as a director of Laser Vision since November 1995. Mr. Garvey serves as Chief Executive Officer and Managing Partner of Schroder Ventures Life Sciences Advisors, a venture capital advisory company which he joined in May 1995. From 1989 to 1995, Mr. Garvey was Director of Allstate Venture Capital, the $600 million venture capital division of Allstate Corp. after initially directing Allstate Venture Capital's health care investment activity. Mr. Garvey is currently a director of JCN Healthcare, Mednova Ltd., Orthovita, Inc. and has served as director and Chairman of several public and private healthcare companies.

     Richard L. Lindstrom, M.D. Dr. Lindstrom has served as a director of Laser Vision since November 1995. Since 1979, Dr. Lindstrom has been engaged in the private practice of ophthalmology and has been the President of Minnesota Eye Associates P.A. (formerly Lindstrom, Samuelson & Hardten Ophthalmology Associates, P.A.) since 1989. In 1989, Dr. Lindstrom founded the Phillips Eye Institute Center for Teaching & Research, a ophthalmic research and surgical skill education facility, and he currently serves as the Center's Medical Director. Dr. Lindstrom has served as an Associate Director of the Minnesota Lions Eye Bank since 1987. From 1980 to 1989, he served as a Professor of Ophthalmology at the University of Minnesota. Dr. Lindstrom received his M.D., B.A. and B.S. degrees from the University of Minnesota.

     Steven C. Straus. Mr. Straus has served as a director of Laser Vision since January 1996. He currently serves as President and Chief Operating Officer of the Jordan Industries, Inc. Healthcare Products Group. Prior to 1998, Mr. Straus was Senior Vice President of the Ambulatory Surgery Division of Columbia/HCA and was employed in a similar capacity with Medical Care America, Inc. from 1993 until Medical Care America was merged into Columbia/HCA in 1994. From 1986 to 1993, Mr. Straus held various positions with Baxter Healthcare Corporation.

     There are no family relationships between any of the directors or executive officers of Laser Vision.

                CERTAIN RELATIONSHIPS OF OFFICERS AND DIRECTORS

     We have entered into a limited partnership agreement with Minnesota Eye Consultants, P.A. for the operation of one of our Roll-On/Roll-Off mobile systems. Dr. Richard Lindstrom, a director and medical director of Laser Vision, is president of Minnesota Eye Consultants. Laser Vision is the general partner and owns 60% of the partnership. Minnesota Eye Consultants, P.A. is a limited partner and owns 40% of the partnership. Laser Vision contributed equipment valued at $650,000 to the partnership and received $260,000 from Minnesota Eye Consultants. Laser Vision receives a revenue-based management fee from the partnership. Dr. Lindstrom receives compensation from Laser Vision in his capacity as medical director.

               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     As required by the Securities and Exchange Commission rules under Section 16 of the Securities Exchange Act of 1934, as amended, we note that during the fiscal year ended April 30, 1999, all reports regarding transactions in Laser Vision's common stock were filed timely.

ITEM 11

                             EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid to five officers earning total compensation at annual rates in excess of $100,000 during the fiscal year ended April 30, 1999:

                                                                                          WARRANTS
NAME AND PRINCIPAL POSITION         FISCAL YEAR    SALARY(A)     BONUS(B)    OTHER(C)    AND OPTIONS
---------------------------         -----------    ---------     --------    --------    -----------
John J. Klobnak...................  April 1999     $228,025      $208,189     $5,000       100,000(d)
  Chief Executive Officer           April 1998     $202,700      $144,999     $4,750       150,000(f)
                                    April 1997     $196,800      $ 32,000     $  792        38,250(g)
James C. Wachtman.................  April 1999     $200,000      $150,714     $5,000        80,000(d)
  President and                     April 1998     $160,000      $ 96,746     $4,750       110,000(f)
  Chief Operating Officer           April 1997     $140,000      $ 28,000     $  817       125,000(h)
Robert W. May.....................  April 1999     $186,975      $114,354     $5,000        60,000(d)
  Secretary and General Counsel     April 1998     $166,200      $ 85,185     $4,750       100,000(f)
                                    April 1997     $161,300      $ 25,808     $  950        33,750(g)
B. Charles Bono...................  April 1999     $171,800      $106,279     $5,000        60,000(d)
  Exec. VP, CFO and Treasurer       April 1998     $152,700      $ 79,743     $4,750       100,000(f)
                                    April 1997     $148,200      $ 23,712     $  988        22,500(g)
James B. Tiffany..................  April 1999     $155,000(a1)  $ 10,000     $    0        40,000(e)
  Vice President -- Sales

---------------

(a)  Annual compensation rate as of April 30th of fiscal year.

(a1) Effective since January 18, 1999.

(b)  Earned during fiscal year but paid in the following fiscal year.

(c)  Laser Vision matching contribution to 401(k) plan.

(d)  Warrants and options with exercise price of $9.00 per share.

(e)  Warrants and options with exercise price of $18.00 per share.

(f)  Warrants and options with exercise price of $7.4375 per share.

(g)  Warrants with exercise price of $12.4375 per share.

(h) Warrants and options with exercise price of $7.625 per share, initially issued at $12.50 per share.

                   WARRANT AND OPTION GRANTS LAST FISCAL YEAR

                                                        PERCENT OF
                                                          TOTAL
                                                         OPTIONS/
                                           NUMBER OF     WARRANTS    EXERCISE
                                          OPTIONS AND   GRANTED TO     PRICE      EXPIRATION DATE/
NAME/POSITION                              WARRANTS     EMPLOYEES    PER SHARE    GRANT DATE VALUE
-------------                             -----------   ----------   ---------   -------------------
John J. Klobnak                                                                     October, 2003
  Chief Executive Officer..............     100,000        13.6%      $ 9.00          $263,800
James C. Wachtman                                                                   October, 2003
  President and Chief Operating
     Officer...........................      80,000        10.9%      $ 9.00          $210,400
Robert W. May                                                                       October, 2003
  Secretary and General Counsel........      60,000         8.1%      $ 9.00          $157,800
B. Charles Bono                                                                     October, 2003
  Exec. V.P., CFO and Treasurer........      60,000         8.1%      $ 9.00          $157,800
James B. Tiffany                                                                 January 2004 & 2005
  V.P. -- Sales........................      40,000         5.4%      $18.00          $239,320

     The warrants and options have a five year term and vest 25% on the grant date and the 25% per year for three years (except for 34,500 warrants issued to James B. Tiffany which vest and expire over one more year). The exercisability of these warrants and options may accelerate in the event of a change in control of the company. The Black-Scholes option pricing model was used to determine the value of options and warrants issued as of the grant date using the following assumptions, dividend yield -- none, 4.5% risk free rate of return, 40% to 42.5% volatility, and expected time of exercise -- thirty to thirty-six months. The grant date values do not take into account risk factors such as non-transferability and limits on exercisability. The ultimate value of a stock warrant or option will depend on the market value of Laser Vision's stock at a future date and could vary significantly from the theoretical Black-Scholes value.

            AGGREGATED OPTION/WARRANT EXERCISES IN LAST FISCAL YEAR
                   AND FISCAL YEAR END OPTION/WARRANT VALUES

                                                                      OPTIONS AND WARRANTS AT FISCAL YEAR END
                                                               -----------------------------------------------------
                                                                 NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                       # OF SHARES ACQUIRED                     UNDERLYING UNEXERCISED           IN-THE-MONEY
                           ON EXERCISE        VALUE REALIZED   EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
                       --------------------   --------------   -------------------------   -------------------------
John J. Klobnak......        293,167            $3,158,050          248,250/150,000          $8,240,234/$5,085,938
James C. Wachtman....         27,000            $  277,785          173,000/115,000          $5,951,313/$3,895,313
Robert W. May........        101,500            $1,072,487           197,450/95,000          $6,532,266/$3,225,000
B. Charles Bono......         60,550            $  657,366           137,500/95,000          $4,555,469/$3,225,000
James B. Tiffany.....            N/A                   N/A             1,375/38,625               $33,172/$931,828

     The value of the unexercised in-the-money options and warrants was calculated using the $42.125 closing price per share of our common stock on April 30, 1999 minus the exercise price.

                         OPTION AND WARRANT REPRICINGS

                                                            JAMES C. WACHTMAN    T. WESLEY DUNN
                                                            -----------------    --------------
Date....................................................     August 7, 1996      August 7, 1996
Number of securities underlying repriced
  options/warrants......................................            125,000              75,000
Market price of stock at time of repricing..............             $7.625              $7.625
Exercise price at time of repricing.....................             $7.625               $8.25
Length of original option term remaining at date of
  repricing.............................................          58 months           54 months

     The Compensation Committee of the Board of Directors (the "Committee") met on July 29, 1996 and voted unanimously to lower the exercise price of certain options and warrants issued earlier in calendar 1996 to reflect the market bid price seven days later, after the announcement was made that we elected to withdraw an underwritten public offering. The 125,000 options and warrants granted to James C. Wachtman at $12.50 on May 29, 1997 were repriced at $7.625 per option and warrant and the 75,000 warrants granted to T. Wesley Dunn at $12.625 share on February 1, 1996 were repriced at $8.25 per warrant. The repricing decision to $7.625 also affected 70,000 options and warrants granted to members of the Board of Directors and our medical advisory board on May 29, 1996 at $12.625 per option or warrant. Since the date of the grants of options and warrants to Messrs. Wachtman and Dunn, new officers of Laser Vision, our common stock experienced a decline in the market price due to several factors including a general decline in the stock market as well as within our industry segment, particularly during the June and July 1996 period, and the fact that Laser Vision was in registration for an underwritten public offering of its common stock. Ultimately, the Board elected to withdraw the offering due in large part to these factors. The Committee felt it would be unfair and a significant disincentive to Messrs. Wachtman and Dunn, especially in view of the fact that they had only recently joined Laser Vision (on May 20, 1996 and February 1, 1996, respectively) in positions of significant responsibility, to continue to have these options and warrants priced at the previous level.

ITEM 12

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table and notes thereto set forth certain information regarding beneficial ownership of Laser Vision's common stock as of June 29, 1999 by (i) all those known by the us to be beneficial owners of more than 5% of our common stock, (ii) all of our directors and (iii) all directors and executive officers of Laser Vision as a group.

                                         TOTAL NUMBER    PERCENTAGE OF      WARRANTS      WARRANTS AND
                                          OF SHARES      COMMON SHARES    AND OPTIONS     OPTIONS NOT
DIRECTORS, EXECUTIVE OFFICERS            BENEFICIALLY    BENEFICIALLY     BENEFICIALLY     PRESENTLY
5% SHAREHOLDERS                             OWNED            OWNED           OWNED        EXERCISABLE
-----------------------------            ------------    -------------    ------------    ------------
John J. Klobnak........................     362,118           2.9%          261,050          287,200
James C. Wachtman......................     124,279           1.0%          121,300          252,200
Robert W. May..........................     142,571           1.8%          140,750          177,200
B. Charles Bono........................      96,508           0.8%           80,800          177,200
James B. Tiffany.......................       1,375           0.0%            1,375           38,625
Dr. Henry Simon(1).....................     437,259           3.5%           19,572           30,428
  20 Southampton Street
  London, England WC2E 7QG
James M. Garvey(1).....................     436,859           3.5%           19,572           30,428
  One Beacon Street, Suite 4500
  Boston, MA 02108
Richard L. Lindstrom, M.D..............      82,104           0.7%           62,697           87,303
  710 East 24th Street
  Minneapolis, MN 55391
Steven C. Straus.......................       5,972           0.1%            5,572           30,428
  1751 Lake Cook Road, Suite 550
  Deerfield, IL 60015
All officers and directors as a group
  (9 persons)(2)(3)....................   1,272,357           9.8%          712,688        1,111,012

     Pursuant to the rules of the Securities and Exchange Commission, shares of common stock which an individual or group has a right to acquire within sixty days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage of ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Total Number of Shares Beneficially Owned takes into account the possible exercise of the outstanding options granted under the Incentive Stock Option Plan, the Non-Qualified Stock Option Plan, the Non-Qualified Warrant Plan and other warrants which are presently exercisable (Warrants and Options Beneficially Owned) and the vested Laser Vision stock in the 401(k) plan.

(1) Beneficial ownership established by virtue of membership on the Board of Directors of Laser Vision as the representative of Schroder Ventures Life Sciences Advisors, Inc., an affiliate of the holders of 416,687 shares of Laser Vision's common stock.

(2) Includes presently exercisable options and warrants to purchase an aggregate of 605,275 shares of common stock granted to five executive officers (two of which are also directors) of Laser Vision. An additional 932,425 options and warrants to purchase shares of common stock are owned but are not presently exercisable by these executive officers.

(3) Includes presently exercisable options and warrants to purchase an aggregate of 509,213 shares of common stock granted to directors (two of which are also executive officers of Laser Vision). An additional 642,897 options and warrants to purchase shares of common stock are owned but not presently exercisable by these directors or their affiliates.

     As required by the Securities and Exchange Commission rules under Section 16 of the Securities and Exchange Act of 1934, we note that during the fiscal year ended April 30, 1999, all reports regarding transactions in Laser Vision's common stock were timely filed.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13

     All directors hold office until the next annual meeting of stockholders or the election and qualification of their successors. Other than Non-Qualified Stock Options and/or warrants, directors of Laser Vision do not receive any compensation for their services as members of the Board of Directors, except for directors who have no affiliation with Laser Vision who receive $1,500 per Board meeting attended. Directors are entitled to reimbursement for expenses incurred in connection with their attendance at Board of Directors meetings. Officers are appointed by the Board of Directors and serve at the discretion of the Board.

     Dr. Henry Simon and James M. Garvey are both members of the Board of Directors and are affiliated with Schroder Ventures Life Sciences Advisors, Inc. a beneficial owner of 416,687 shares of Laser Vision's common stock.

                        EXHIBITS AND REPORTS ON FORM 8-K

ITEM 14

 3.0*    Company's Certificate of Incorporation and Amendment.
 3.1*    Company's Restated Certificate of Incorporation.
 3.2*    Form of Company's By-Laws, as amended.
 4.1*    Specimen Stock Certificate.
 4.2***  Stock Purchase warrant (Initial Warrant)
 4.3***  Registration Rights Agreement
 4.4***  Form of Stock Purchase Warrant (Additional Warrant)
21.0**   Subsidiaries of the Company -- Page 30
23.0**   Consent of Independent Accountants, PricewaterhouseCoopers
         LLP

---------------

* Incorporated by reference from Registration Statement No. 33-33843 effective on April 3, 1991.

**  Filed herewith.

*** Incorporated by reference from Form 8-K filed July 1, 1997.

REPORTS ON FORM 8-K

     The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

     On December 22, 1999, Laser Vision filed a report on Form 8-K concerning the acquisition of Refractive Surgical Resources, Inc. and Midwest Surgical Services, Inc. Amended Form 8-K/A's were filed on February 12, 1999 and April 22, 1999.

                          SUBSIDIARIES OF LASER VISION

 1.  LaserVision (Europe) Limited
     -- incorporated under the laws of England;
 2.  Laser Vision Centres Limited
     -- incorporated under the laws of England;
 3.  Laser Vision Limited
     -- incorporated under the laws of England;
 4.  Laservision Harley Street Limited
     -- incorporated under the laws of England
     -- doing business under the name Harley Street Laser Vision
     Centre;
 5.  LVCI Management (Quebec) Inc.
     -- incorporated under the Quebec Companies Act in the Province of Quebec, Canada;
 6.  LVCI Management (B.C.) Inc.;
     -- incorporated under the laws of the Province of British
     Columbia;
 7.  LVCI Management (Ontario) Inc.;
     -- incorporated under the laws of the Province of Ontario, Canada;
     -- doing business under the name St. Catharines Laser Vision
     Center;
 8.  Laser Vision Centers (Calgary) Inc.;
     -- incorporated under the Business Corporations Act
     (Alberta), in the Province of Alberta, Canada
 9.  LVCI Holdings, Inc.
     -- incorporated under the laws of Delaware
10.  Midwest Surgical Services, Inc.;
     -- incorporated under the laws of Minnesota
11.  Refractive Surgical Resources, Inc.;
     -- incorporated under the laws of Minnesota

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LASER VISION CENTERS, INC.

                                          By:      /s/ JOHN J. KLOBNAK

                                            ------------------------------------
                                                      John J. Klobnak
                                                  Chief Executive Officer

                                          By:      /s/ B. CHARLES BONO

                                            ------------------------------------
                                                      B. Charles Bono
                                                Principal Accounting Officer

     Date: July 12, 1999

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                  SIGNATURE                                     TITLE                        DATE
                  ---------                                     -----                        ----
             /s/ JOHN J. KLOBNAK               CEO, Chairman of Board of Directors       July 12, 1999
---------------------------------------------
               John J. Klobnak

             /s/ B. CHARLES BONO               Exec. VP, CFO and Treasurer               July 12, 1999
---------------------------------------------
               B. Charles Bono

              /s/ ROBERT W. MAY                Secretary, Director                       July 12, 1999
---------------------------------------------
                Robert W. May

             /s/ JAMES M. GARVEY               Director                                  July 12, 1999
---------------------------------------------
               James M. Garvey

       /s/ RICHARD L. LINDSTROM, M.D.          Director                                  July 12, 1999
---------------------------------------------
         Richard L. Lindstrom, M.D.

             /s/ DR. HENRY SIMON               Director                                  July 12, 1999
---------------------------------------------
               Dr. Henry Simon

            /s/ STEVEN C. STRAUS               Director                                  July 12, 1999
---------------------------------------------
              Steven C. Straus

            /s/ JAMES C. WACHTMAN              President and Chief Operating Officer     July 12, 1999
---------------------------------------------
              James C. Wachtman

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Laser Vision Centers, Inc.

     In our opinion, the consolidated financial statements in the accompanying index present fairly, in all material respects, the financial position of Laser Vision Centers, Inc. and its subsidiaries at April 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
St. Louis, Missouri

June 7, 1999

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                        APRIL 30,
                                                              -----------------------------
                                                                  1999            1998
                                                              ------------    -------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  8,173,000    $   8,430,000
  Restricted cash...........................................       507,000          471,000
  Accounts receivable, net of allowance of $450,000 and
     $395,000, respectively.................................     8,540,000        3,503,000
  Inventory.................................................     2,723,000        1,185,000
  Deferred tax asset........................................     1,755,000
  Prepaid expenses and other current assets.................     1,713,000          686,000
     Total current assets...................................    23,411,000       14,275,000
Property and equipment:
  Laser equipment (Notes 6, 8 and 9)........................    21,795,000       16,485,000
  Medical equipment (Notes 6, 8 and 9)......................     3,274,000          713,000
  Mobile equipment..........................................     7,611,000        3,498,000
  Furniture and fixtures....................................     1,722,000        1,374,000
                                                                34,402,000       22,070,000
Less-accumulated depreciation...............................   (13,419,000)      (7,879,000)
     Net property and equipment.............................    20,983,000       14,191,000
Other assets (Note 7).......................................     8,795,000        2,363,000
TOTAL.......................................................  $ 53,189,000    $  30,829,000
LIABILITIES, MINORITY INTEREST, REDEEMABLE PREFERRED STOCK
  AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of notes payable (Note 8).................  $  4,552,000    $   2,365,000
  Current portion of obligations under capital leases (Note
     9).....................................................     1,290,000          672,000
  Accounts payable..........................................     5,185,000        2,667,000
  Taxes payable.............................................       266,000
  Accrued compensation......................................     2,004,000          981,000
  Other accrued liabilities.................................     3,009,000        2,036,000
     Total current liabilities..............................    16,306,000        8,721,000
Non-current liabilities:
  Notes payable (Note 8)....................................     5,687,000        5,907,000
  Capital lease obligations (Note 9)........................     2,097,000          678,000
Other.......................................................                         30,000
     Total non-current liabilities..........................     7,784,000        6,615,000
Minority interest (Note 5)..................................       352,000
Commitments and contingencies (Notes 12 and 13):
Series B Convertible Preferred Stock with Mandatory
  Redemption Provisions.....................................     2,086,000        1,915,000
Stockholders' equity (Notes 14, 15, 18 and 19):
  Common stock, par value $.01 per share, 50,000,000
     authorized; 10,684,788 and 9,687,323 shares issued and
     outstanding, respectively..............................       107,000           97,000
  Warrants and options......................................     1,213,000        1,261,000
  Paid-in-capital...........................................    50,808,000       44,227,000
  Accumulated deficit.......................................   (25,467,000)     (32,007,000)
     Total stockholders' equity.............................    26,661,000       13,578,000
TOTAL.......................................................  $ 53,189,000    $  30,829,000

                See Notes to Consolidated Financial Statements.

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                              YEARS ENDED APRIL 30,
                                                   --------------------------------------------
                                                       1999            1998            1997
                                                   ------------    ------------    ------------
Revenues.........................................  $ 52,359,000    $ 23,469,000    $  8,238,000
Cost of revenue
  Royalty fees and professional medical
     services....................................    17,677,000       8,030,000       1,985,000
  Depreciation and amortization..................     5,684,000       4,435,000       3,472,000
  Other costs (Note 2)...........................    11,307,000       4,285,000       2,133,000
     Gross profit................................    17,691,000       6,719,000         648,000
Selling, general and administrative expenses.....    11,809,000       9,592,000      12,491,000
     Income (loss) from operations...............     5,882,000      (2,873,000)    (11,843,000)
Other income (expenses):
  Interest expense...............................    (1,154,000)     (1,000,000)       (597,000)
  Interest income and other......................       415,000         377,000         268,000
  Minority interest in net (income) loss of
     subsidiary (Note 5).........................       (92,000)                        103,000
  Net income (loss) before taxes.................     5,051,000      (3,496,000)    (12,069,000)
  Income tax benefit.............................     1,489,000
  Net income (loss)..............................     6,540,000      (3,496,000)    (12,069,000)
  Deemed preferred dividends.....................      (171,000)     (1,930,000)       (126,000)
  Net income (loss) applicable to common
     stockholders................................  $  6,369,000    $ (5,426,000)   $(12,195,000)
  Net income (loss) per share -- basic...........  $        .63    $       (.59)   $      (1.45)
  Net income (loss) per share -- diluted.........  $        .55    $       (.59)   $      (1.45)
Weighted average number of common shares
  outstanding, basic.............................    10,145,000       9,178,000       8,421,000
Weighted average number of common shares
  outstanding, diluted...........................    11,965,000       9,178,000       8,421,000

                See Notes to Consolidated Financial Statements.

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE YEARS ENDED APRIL 30, 1999

                                    COMMON STOCK                                              WARRANTS          TOTAL
                             ---------------------------      PAID-IN       ACCUMULATED         AND         STOCKHOLDERS'
                               SHARES          AMOUNT         CAPITAL         DEFICIT         OPTIONS          EQUITY
                             -----------    ------------    ------------    ------------    ------------    -------------
Balance at April 30,
  1996.....................    6,415,993    $     64,000    $ 23,831,000    $(16,442,000)                   $  7,453,000
Issuance of restricted
  shares of common stock...       20,609                         160,000                                         160,000
Exercise of incentive and
  non-qualified options....       28,790                         147,000                                         147,000
Dividends accrued on
  convertible preferred
  stock with mandatory
  redemption in 2005 (Note
  10)......................                                     (126,000)                                       (126,000)
Conversion of preferred
  stock (Note 10)..........    2,349,991          24,000      14,641,000                                      14,665,000
Warrants and options issued
  (Note 15)................                                                                 $     36,000          36,000
Shares issued to 401(k)
  plan for employees.......        1,674                          10,000                                          10,000
Net loss for the year ended
  April 30, 1997...........                                                 (12,069,000)                     (12,069,000)
                             -----------    ------------    ------------    ------------    ------------    ------------
Balance at April 30,
  1997.....................    8,817,057          88,000      38,663,000    (28,511,000)          36,000      10,276,000
Issuance of warrants and
  preferred stock with
  beneficial conversion
  feature..................                                    3,667,000                         245,000       3,912,000
Exercise of incentive and
  non-qualified options and
  warrants.................      410,123           4,000       2,178,000                                       2,182,000
Deemed dividends on
  convertible preferred
  stock (Note 10)..........                                   (1,930,000)                                     (1,930,000)
Conversion of preferred
  stock (Note 10)..........      452,146           5,000       1,585,000                                       1,590,000
Warrants and options issued
  (Note 15)................                                                                      980,000         980,000
Shares issued to 401(k)
  plan for employees.......        7,997                          64,000                                          64,000
Net loss for the year ended
  April 30, 1998...........           --              --              --     (3,496,000)                      (3,496,000)
                             -----------    ------------    ------------    ------------    ------------    ------------
Balance at April 30,
  1998.....................    9,687,323          97,000      44,227,000    (32,007,000)       1,261,000      13,578,000
Exercise of incentive and
  non-qualified options and
  warrants.................      984,896          10,000       6,552,000                        (221,000)      6,341,000
Deemed dividends on
  convertible preferred
  stock (Note 10)..........                                     (171,000)                                       (171,000)
Warrants and options issued
  (Note 15)................                                                                      173,000         173,000
Shares issuable to 401(k)
  plan for employees.......       12,569                         200,000                                         200,000
Net income for the year
  ended April 30, 1999.....                                                   6,540,000                        6,540,000
                             -----------    ------------    ------------    ------------    ------------    ------------
Balance at April 30,
  1999.....................   10,684,788    $    107,000    $ 50,808,000    $(25,467,000)   $  1,213,000    $ 26,661,000
                             ===========    ============    ============    ============    ============    ============

                See Notes to Consolidated Financial Statements.

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              YEARS ENDED APRIL 30,
                                                   --------------------------------------------
                                                       1999            1998            1997
                                                   ------------    ------------    ------------
Cash flows from operating expenses:
  Net income (loss)..............................  $  6,540,000    $ (3,496,000)   $(12,069,000)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization...............     6,385,000       4,925,000       3,910,000
     Deferred income taxes.......................    (1,755,000)
     Fixed asset impairment......................                                     2,772,000
     Compensation paid in common stock...........       461,000         326,000          46,000
     Minority interest in net income (loss) of
       Subsidiary................................        92,000                        (103,000)
     Changes in operating assets and liabilities,
       excluding the effects of acquisitions:
       Increase in accounts receivable...........    (3,697,000)     (1,784,000)       (914,000)
       Increase in inventory.....................      (846,000)       (647,000)       (378,000)
       Increase in prepaid expenses and other
          assets.................................    (1,179,000)       (146,000)        (54,000)
       Increase in accounts payable..............     1,880,000         590,000       1,581,000
       Increase (decrease) in accrued
          liabilities............................      (110,000)      1,257,000        (479,000)
Net cash provided by (used in) operating
  activities.....................................     7,771,000       1,025,000      (5,688,000)
Cash flows from investing activities:
  Acquisition of equipment.......................    (5,258,000)     (4,132,000)     (4,586,000)
  Proceeds from sale of minority interest........       260,000
  Business acquisitions, net of cash acquired,
     and other...................................    (3,137,000)        (13,000)        (93,000)
Net cash used by investing activities............    (8,135,000)     (4,145,000)     (4,679,000)
Cash flows from financing activities:
  Proceeds from exercise of incentive and
     nonqualified stock options and warrants.....     6,341,000       2,182,000         107,000
  Proceeds from private offering, preferred......                     6,000,000
  Private placement offering costs, preferred....                      (513,000)
  Increase in deferred stock offering costs......      (168,000)
  Return of restricted cash......................       313,000         255,000         (50,000)
  Proceeds from loan financings..................                     1,863,000       4,148,000
  Principal payments under capitalized lease
     obligations and notes payable...............    (6,379,000)     (2,031,000)     (2,716,000)
Net cash provided by financing activities........       107,000       7,756,000       1,489,000
       Net increase (decrease) in cash and cash
          equivalents............................      (257,000)      4,636,000      (8,878,000)
Cash and cash equivalents at beginning of year...     8,430,000       3,794,000      12,672,000
Cash and cash equivalents at end of year.........  $  8,173,000    $  8,430,000    $  3,794,000

                See Notes to Consolidated Financial Statements.

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                YEARS ENDED APRIL 30,
                                                      -----------------------------------------
                                                         1999           1998           1997
                                                      -----------    -----------    -----------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
  Conversion of preferred stock and value assigned
     to warrants....................................                 $ 2,128,000    $14,665,000
  Deemed preferred dividends........................  $   171,000      1,930,000        126,000
  Accrued stock offering costs......................      244,000
  Restricted cash upon issuance of capital leases...                                  1,650,000
  Refractive Services Management Organization:
     Stock options issued for contract rights.......                  (1,092,000)     1,092,000
     Contract rights surrendered....................                   1,044,000
     Net equipment returned.........................                     233,000
     Lease obligation returned......................                     215,000
  Warrants issued for equipment purchase and future
     services.......................................      106,000        718,000
  Capital lease obligations and notes payable
     related to laser and equipment purchases.......    3,824,000      2,177,000      1,045,000
ACQUISITIONS -- Fair value of assets acquired.......   13,286,000
  Liabilities assumed and seller financing
     obtained.......................................   10,018,000
  Common stock issued...............................                                    130,000
  Cash paid.........................................    3,268,000                       193,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest..........  $ 1,160,000    $ 1,010,000    $   587,000

                See Notes to Consolidated Financial Statements.

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF ORGANIZATION

     Laser Vision Centers, Inc. provides excimer lasers and other equipment to eye surgeons for the treatment of nearsightedness, farsightedness, astigmatism and cataracts. We also provide related support services. We are one of the largest providers of access to such equipment and services in the U.S. Much of our equipment is mobile, and we routinely move it from location to location in response to customer demand. We also provide our equipment at fixed locations. Our flexible delivery system enlarges the pool of potential locations, eye surgeons and patients that we can serve, and allows us to effectively respond to changing market demands.

     Photorefractive keratectomy (PRK) involves the use of an excimer laser to reshape the cornea, thereby adjusting its refractive power, which in turn eliminates or reduces the need for corrective lenses. In addition to PRK, excimer lasers can also be used to perform procedures known as laser in situ keratomileusis (LASIK), which may be more predictable in treating high levels of myopia, but which has not been specifically approved in the United States by the FDA. While LASIK has not been approved by the FDA, it has been widely adopted by U.S. eye surgeons and is treated by the FDA as a practice of medicine matter.

     Eye surgeons pay us a fee for each procedure they perform using our equipment. We typically provide each piece of equipment to many different eye surgeons, which allows us to more efficiently use the equipment and offer it at an affordable price. We refer to our practice of providing equipment to multiple eye surgeons as "shared access".

     Eye surgeons take advantage of our shared access and flexible delivery system for a variety of reasons including the ability to:

     -- avoid a large capital investment

     -- eliminate the risks associated with buying high-technology equipment that may rapidly become obsolete

     -- use the equipment without responsibility for maintenance or repair

     -- cost effectively serve small to medium-sized markets and remote locations

     -- serve satellite locations even in large markets

     We provide a broad range of value-added services to the eye surgeons who use our equipment, including initial training, technical support and equipment maintenance, marketing, clinical advisory service, patient financing and practice satelliting. Eye surgeons who are developing their practices, or who perform limited numbers of procedures, find our support services particularly attractive. We continue to look for ways to expand our support services, so that we can offer value to those surgeons who perform enough procedures to otherwise justify the purchase of their own equipment.

     We provide mobile cataract equipment and services through our MSS subsidiary which focuses on developing relationships between local hospitals, referring optometrists and eye surgeons in small to medium sized markets. In this way, we expand the demand for "close to home" cataract surgery which we make economically feasible through our shared-access approach and mobile systems.

     Our excimer laser and cataract businesses are operated relatively separately at this time. We entered the cataract business only recently with our purchase of MSS in December 1998. At the time of that purchase, approximately 80% of the eye surgeons using MSS services were not performing excimer laser surgery. We expect over time to cross market both our excimer laser and cataract services to the surgeons we serve.

     Risk factors associated with the successful implementation of our business strategy include competition, our dependence on limited sources of excimer lasers, government regulation, the lack of long-term follow-up data and undetermined medical risks with respect to the effect of excimer laser surgery, product liability and

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES professional liability, our ability to manage its growth and its dependence on current management and the possible need for additional financing.

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

BASIS OF CONSOLIDATION

     The consolidated financial statements include the accounts of Laser Vision and its wholly and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

CASH EQUIVALENTS

     We consider unrestricted cash, as well as short-term investments purchased with an original maturity of three months or less, to be cash equivalents. Cash and cash equivalents included money market funds of $4,411,000 and $4,651,000 at April 30, 1999 and 1998, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     For purposes of financial reporting, we have determined that the fair value of our financial instruments, including cash and cash equivalents, accounts receivable, restricted cash and notes payable approximates book value at April 30, 1999 and 1998, based on terms currently available to us in financial markets.

CREDIT RISK

     Financial instruments which potentially subject Laser Vision to concentrations of credit risk consist principally of funds held in commercial paper, money market accounts and trade receivables.

     As of April 30, 1999 and 1998, we have deposited $4,411,000 and $4,651,000, respectively, in government obligations, commercial paper and money market accounts at financial institutions. Management believes the credit risk related to these funds is limited due to the short-term nature of the accounts.

     Minnesota Eye Consultants, P.A. has multiple locations and accounted for 3%, 21% and 24% of total revenues in fiscal 1999, 1998 and 1997, respectively and 2% and 17% of accounts receivable at April 30, 1999 and 1998, respectively. Management believes the credit risk related to its trade receivables, and the patient notes with recourse to Laser Vision (see Note 12), is limited due to our large number of customers and because our allowance for doubtful accounts of $450,000 and $395,000 at April 30, 1999 and 1998, respectively, is adequate.

INVENTORIES

     Inventory is recorded at cost and includes key cards which operate the lasers, lenses and medical supplies. Inventories are stated net of a reserve for estimated excess and obsolete inventory.

PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost. Long-lived assets determined to be impaired are stated at the estimated fair value at the date impairment was determined. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation and amortization are computed utilizing the straight-line

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES method. In the opinion of management, this method is adequate to allocate the cost of equipment over its estimated useful lives which range from four to five years. Depreciation for lasers, mobile equipment and medical equipment is included in cost of revenues. Depreciation for leasehold improvements, furniture and fixtures is classified as a selling, general and administrative expense.

IMPAIRMENT OF LONG-LIVED ASSETS

     We review for the impairment of long-lived assets when events or changes in circumstances indicate that an asset's carrying value may not be recoverable. In reviewing for impairment, if the carrying value of an asset is greater than the sum of the undiscounted projected cash flows attributable to that asset, an impairment loss is recognized. The impairment loss is based on the fair value of the asset which is determined based on market prices, discounted cash flows or the best information available. In instances where goodwill is identified with assets that are subject to an impairment analysis, goodwill is allocated to the assets being tested for recoverability on a pro rata basis using the relative fair values of the long-lived assets and identifiable intangibles acquired at the acquisition date. The grouping level of cash flows used in an impairment analysis is the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. This level is generally on the individual fixed site or laser basis.

OTHER ASSETS

     Costs of goodwill, tradename, servicemark and deferred contract rights are being amortized over 5 to 15 years. The carrying value of goodwill is assessed for recoverability by management based on an analysis of undiscounted projected cash flows from the underlying operations. If the carrying value of goodwill is determined to not be recoverable, a writedown of goodwill will be recognized to the extent expected future discounted cash flows are less than the carrying value of goodwill.

STOCK-BASED COMPENSATION

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") which defines the fair value based method of accounting for stock options, purchase and award plans. SFAS 123 allows companies to use the fair value method defined in the Statement or to continue use of the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Laser Vision utilizes APB 25 for accounting for employee stock options and warrants. We also use APB 25 for accounting for stock options and warrants granted to non-employees for serving on our Board of Directors. See Note 15 for the pro forma impact on the net income (loss) per share for the years ended April 30, 1999, 1998 and 1997.

     For all equity instruments issued to non-employees, other than those in connection with serving on our Board of Directors, the fair value is determined and recorded using the Black-Scholes option pricing model for options and warrants, or the market price for common stock, at the date of grant or issuance.

REVENUE

     Refractive and cataract revenue is recognized when the surgical procedures are performed. Advertising revenue is recognized as earned, upon delivery of print media or upon broadcast of TV or radio advertisements. Revenue for conducting training sessions for eye surgeons is recognized as earned, upon completion of the course.

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES

COST OF REVENUE

     Cost of revenue includes royalty fees and professional medical services, depreciation and amortization and other costs. Other costs include laser maintenance including optics and gasses, mobile equipment travel, laser technician salaries, and medical supplies for the Laser Vision Centers division. For the MarketVision division, client media and production costs are expensed when the revenue is earned. Advertising costs are expensed as incurred and included in selling, general and administrative expenses for the Laser Vision Centers division.

INCOME TAXES

     Laser Vision uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recorded based on the difference between the income tax basis of assets and liabilities and their carrying amounts for financial reporting purposes. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. See Note 11 for discussion of income taxes.

FOREIGN CURRENCY TRANSLATION

     The accounts of Laser Vision's foreign subsidiaries are maintained in their respective local currencies. The accompanying consolidated financial statements have been translated and adjusted to reflect U.S. dollars on the bases presented below.

     Assets and liabilities are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year. Foreign currency translation adjustments and transaction gains and losses are immaterial amounts and are included in earnings currently.

INCOME (LOSS) PER SHARE

     The net loss per share was computed using the "Weighted average number of common shares outstanding -- basic" during each period. The "Net loss per share" for the fiscal years ended April 30, 1998 and 1997 reflects $1,930,000 and $126,000, respectively, of deemed preferred dividends. The calculations for the fiscal years ended April 30, 1998 and 1997 exclude the dilutive effect of Series B Convertible Preferred Stock, stock options and warrants since their inclusion in such calculations would have been antidilutive.

     The "Net Income per Share -- Basic" for the year ended April 30, 1999, was computed using the "Weighted average number of common shares outstanding -- basic" during each period and reflects $171,000 of deemed dividends on the Series B Convertible preferred stock. For the year ended April 30, 1999, the Consolidated Statement of Operations reflects an income tax benefit which was not applicable during the year ended April 30, 1998 and 1997.

     "Weighted average number of common shares outstanding -- diluted" for the year ended April 30, 1999 includes the dilutive effects of warrants and options using the treasury stock method and the Series B Convertible Preferred Stock. For the year ended April 30, 1999, dilutive warrants and options were calculated using an average market price of $19.85. As of April 30, 1999, 2.9 million warrants and options were outstanding with an average exercise price of about $10.23 each.

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES

     Diluted per share calculations are as follows:

                                                               YEAR ENDED APRIL 30,
                                                   --------------------------------------------
                                                       1999            1998            1997
                                                   ------------    ------------    ------------
Net income (loss)................................  $  6,540,000    $ (3,496,000)   $(12,069,000)
Deemed preferred dividends.......................            --      (1,930,000)       (126,000)
                                                   ------------    ------------    ------------
  Net income (loss) applicable to common
     stockholders................................  $  6,540,000    $ (5,426,000)   $(12,195,000)
Weighted average number of common shares
  outstanding -- basic...........................    10,145,000       9,178,000       8,421,000
Dilutive securities:
  Warrants and options...........................     1,389,000
  Preferred stock................................       431,000
Weighed average number of common Shares
  outstanding -- diluted.........................    11,965,000       9,178,000       8,421,000
Net income (loss) per share -- diluted...........  $        .55    $       (.59)   $      (1.45)

3.   MANAGEMENT SERVICES AGREEMENTS

     Effective January 1, 1997, Laser Vision completed a management services agreement with an ophthalmic practice whose president is on our Board of Directors and is also our medical director. We acquired certain contract rights and fixed assets for $288,000 of cash, the issuance of 96,400 shares of common stock and 157,593 stock options, which had a total estimated fair value of $908,000, and the assumption of certain lease obligations totaling $381,000. Of the total consideration, $1,096,000 was allocated to deferred contract rights and $481,000 was allocated to the cost of the equipment, which approximated fair value. The deferred contract rights will be amortized over the life of the agreement and the equipment over its estimated useful life.

     Under the management services agreement, the ophthalmic practice had the unconditional right to cancel the agreement and return the related common stock and stock options at the end of year 2. In that event, we were only obligated to return the contract rights and had no obligation to pay cash. Because the cancellation of the agreement and the return of the common stock and stock options was outside the control of Laser Vision, the common stock and stock options issued under the agreement are classified on the balance sheet as temporary equity, "Common stock and options issued for contract rights."

     As the fair value of the consideration given could not be finally determined until the cancellation rights lapse, the fair value of the common stock and options was to be adjusted quarterly until January 1999, when the fair value would have been fixed. The options were to expire after 10 years, vest monthly over a six-year period beginning in the third year, and had a fixed exercise price based on the current market price at the time of the agreement. The common shares were to vest monthly over a six-year period beginning in the third year and were not considered outstanding shares as of April 30, 1997. The common stock and stock options did not impact the earnings per share calculation.

     During fiscal 1997, deferred contract rights and common stock and options issued for contract rights were increased by $184,000 for changes in the estimated fair value of the stock and stock options, and the deferred contract rights were reduced by $42,000 for amortization expense.

     In April 1998, the management services agreement was terminated by mutual agreement. In accordance with the termination agreement, the ophthalmic practice returned the previously issuable common stock and the stock options and agreed to pay $163,000 of cash. In addition the ophthalmic practice agreed to assume the capital lease obligations that were previously transferred and we returned the related equipment. No gain or loss was recognized as a result of the termination of the agreement. During 1998, approximately $236,000 of expense was recognized for amortization of the deferred contract rights prior to the termination of the agreement.

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES

     Upon termination of the management services agreement described above, a new five year contract was entered with the president of the ophthalmic practice and member of the Laser Vision's Board of Directors to provide ongoing service as our medical director for $60,000 per year. Laser Vision has agreed to pay another physician in the same practice $60,000 per year for five years to provide services as a medical director us. 160,000 warrants with an average exercise price of $10.53 per share, $.28 above the market price, were also issued to these physicians in exchange for their future services. The practice has also agreed to exchange their right to purchase an excimer laser at a discounted price in exchange for 60,000 stock options with an exercise price of $10.25 per share, the market price. The ophthalmic practice has committed to using this laser for a minimum number of procedures for five years. These warrants and stock options are included in the Warrants and options line in the Stockholders' equity section of the balance sheet. The $466,000 of costs associated with these future medical services has been deferred and will be amortized over the related service period (vesting periods when shorter). The $179,000 of costs associated with the equipment purchase right has been capitalized as part of the cost of the related laser.

4.   ACQUISITIONS

     On December 4, 1998, Laser Vision acquired all of the outstanding stock of Midwest Surgical Services, Inc. (MSS) for $3.8 million (including accrued dividends) and, based on MSS's operating performance, up to $8.25 million of contingent consideration in cash and Laser Vision common stock. The contingent consideration is based upon MSS meeting certain operating income targets as defined in the sales agreement for the five-month period ended April 30, 1999, the twelve-month period ending April 30, 2000, and the three-month period ending July 31, 2000. The contingent consideration is payable in up to $4,125,000 of common stock, at market value, with the balance paid in cash. Laser Vision may determine, in its sole discretion, the amount of contingent consideration to be paid in common stock. Laser Vision paid $2.8 million of the purchase price during the third quarter and $1 million in April 1999. Richard L. Lindstrom, M.D. held a minority position of less than 9% in MSS. MSS provides mobile access to cataract surgery technology.

     This acquisition allows us to provide another type of mobile service to our ophthalmic surgeon customers. MSS will be initially operated as a separate subsidiary while MSS's operating results will determine the amount of any additional consideration. The acquisition was accounted for as a purchase and the resulting goodwill of $3.4 million will be amoritized over 15 years. Any additional consideration required to be paid will be recorded as goodwill at that time and amortized over the remaining life of the goodwill recorded. The results of operations of MSS are included with Laser Vision's results since the date of the acquisition. MSS met the operating income target for the five-month period ending April 30, 1999. Accordingly, the former owners of MSS will be paid $750,000 in cash. This amount is included in accrued liabilities and goodwill at April 30, 1999. The goodwill will be amortized over the remaining life of the original goodwill recorded.

     On September 1, 1998, Laser Vision acquired all of the outstanding stock of Refractive Surgical Resources, Inc. (RSR) for $468,000 in cash and $2.1 million in notes payable (of which $1.1 million is due within one year). Richard L. Lindstrom, M.D., one of Laser Vision's outside directors, held a minority ownership position of less than 7% in RSR. RSR provides microkeratome access and the related disposable blades used by ophthalmologists during the LASIK procedure. This acquisition complements our existing refractive surgery business and has been integrated with our existing field operations. The acquisition was accounted for as a purchase and the resulting goodwill of $2.6 million will be amortized over 15 years. The results of operations of RSR are included with Laser Vision's results since the date of acquisition.

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES

     The unaudited pro forma Laser Vision results from operations assuming both the RSR and MSS acquisitions were consummated as of May 1, 1997 are as follows:

                                                                  YEAR ENDED        YEAR ENDED
                                                                APRIL 30, 1999    APRIL 30, 1998
                                                                --------------    --------------
Revenue.....................................................     $58,590,000       $31,266,000
Net income (loss)...........................................       6,523,000         3,750,000
Net income (loss) per share -- basic........................             .63              (.62)
Net income (loss) per share -- diluted......................             .54              (.62)

     In October 1996, Laser Vision acquired the 49.998% minority interest in its European subsidiary, Harley Street Laser Vision Centre, for approximately $193,000 plus the issuance of 17,000 shares of restricted common shares with a market value of $130,000.

5.   MINORITY INTEREST

     On January 1, 1999 Laser Vision established a limited liability partnership to own and operate one transportable refractive laser and related equipment and services in the State of Minnesota (the "Partnership"). Laser Vision is the general partner and owns 60% of the Partnership, Minnesota Eye Consultants, P.A. ("MEC") is a limited partner and owns 40% of the Partnership. Richard L. Lindstrom, M.D. is President of MEC. Laser Vision contributed equipment with a net book value of $620,000 and an estimated fair value of $650,000 to the partnership and received $260,000 from MEC for this minority interest. Laser Vision receives a management fee from the Partnership for providing certain staff, supplies, maintenance and administrative services. The net operating cash flow of the Partnership is distributed to the two partners as a dividend on a quarterly basis. The Partnership's operating results are included in the Consolidated Statement of Operations.

6.   FIXED ASSET IMPAIRMENT PROVISIONS

     In connection with Laser Vision's continuing evaluation of the recoverability of its assets, an asset impairment charge of $2,772,000 was recognized in the fourth quarter of fiscal 1997. This impairment charge related to domestic and international lasers, as well as goodwill.

     This provision was due to the following four situations which occurred during the fourth quarter of fiscal 1997. (A) Laser Vision determined it was not cost effective to mobilize the Summit excimer lasers and the VISX Star laser received FDA approval for treating astigmatism which diminished U.S. market interest in the Summit lasers that could not treat astigmatism. As a result, we reassessed our plans for operating these lasers and recognized a provision for impairment of $2,006,000 to record those assets at fair value based upon expected remaining net cash flows and expected salvage values. (B) We determined that the international market for VISX B lasers was deteriorating due to increased competition from lasers manufactured and sold in Europe. As a result, we reassessed its plans for operating these lasers and recognized an additional provision for impairment of $425,000 to record those assets at fair value based upon expected remaining net cash flows and expected salvage values. (C) We determined that ten of the twenty-five Vision Correction, Inc. physicians did not intend to develop their refractive practice using our mobile excimer lasers, resulting in a $141,000 write off of the proportionate share of the related U.S. goodwill acquired as part of Laser Vision's acquisition of Vision Correction, Inc. in August 1995. (D) The Med-Source operations included in domestic results from operations were closed. All remaining goodwill related to Med-Source of $200,000 was written off. The total original cost of the above equipment and goodwill written down in fiscal 1997 was $4,534,000 and the accumulated depreciation and amortization at the time of the write-downs was $1,404,000.

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES

7.   OTHER ASSETS

     Other assets at April 30 consist of the following:

                                                                   1999          1998
                                                                ----------    ----------
Goodwill, net of $658,000 and $261,000 accumulated
  amortization, respectively (Notes 4 and 6)................    $7,148,000    $  678,000
Tradename and servicemark costs, net of $89,000 and $69,000
  amortization, respectively................................        93,000       113,000
Future services obtained for issuance of warrants and
  options net of $194,000 and $0 of accumulated
  amortization, respectively................................       451,000       539,000
Restricted cash (Notes 8 and 12)............................       625,000       974,000
Rent deposits and other, net................................       478,000        59,000
                                                                ----------    ----------
  Total.....................................................    $8,795,000    $2,363,000
                                                                ==========    ==========

     Restricted cash secures our notes payable and our guarantee of notes receivable to a third party by those patients who elected to finance a portion of the cost of their PRK or LASIK procedure.

8.   NOTES PAYABLE

     In October 1996, Laser Vision entered into an agreement to borrow $4.2 million over four and one half years and bearing interest at 11%. Monthly payments of $96,000 are due through January 2001 with a balloon payment of $660,000 due in March 2001. This loan is secured by eight excimer lasers used in the U.S. and $1,650,000 of restricted cash which becomes available to us in proportion to the reduction in the principal balance and, under certain circumstances, if financial targets are achieved. As of April 30, 1999 and 1998, $350,000 and $353,000 of this restricted cash is classified as a current asset and $565,000 and $914,000, respectively, is classified as a non-current asset.

     In March 1997 Laser Vision entered into an agreement to borrow $1.7 million over four years and bearing interest at 15%. As part of this agreement we also issued 25,000 warrants, exercisable within five years, to the lender at the then current market price. The $48,000 estimated fair value of these warrants is being recognized as additional interest expense over the life of the debt. Monthly payments of $43,000 are due through March 2001 with a balloon payment of $168,000 due in April 2001. In October 1997 we borrowed an additional $813,000 from this same lender. Under the March 1997 debt agreement, the lender had the right to increase the percentage funded by the original loan under similar financial terms including the receipt of 7,500 additional stock warrants. The $32,000 estimated fair value of these warrants is being recognized as additional interest expense over the life of the debt. These loans are secured by seven excimer lasers used in the U.S. Monthly payments of $21,000 are due through August 2001 with a balloon payment of $84,000 due in September 2001.

     In September 1997 Laser Vision borrowed $1,050,000 at 11.3% per annum with a term of four years to finance the acquisition of lasers and mobile equipment. The debt is collateralized by the same equipment. In May 1999 the remaining balance of this note was paid.

     In January 1998, we financed the purchase of a laser and other medical equipment for $390,000, with interest at 9.5% for three years. Monthly payments of $12,500 are due through December 2000. The debt is collateralized by the equipment purchased.

     During the year ended April 30, 1998 we borrowed $535,000 at 5.8% for three years to finance the purchase of two excimer lasers. During the year ended April 30, 1999 we borrowed $4.3 million at 5.8% for

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES two to three years to finance the purchase of sixteen excimer lasers. Monthly payments range from $8,000 to $13,000 for each laser. The debt is collateralized by the same lasers.

     In conjunction with the acquisitions of MSS and RSR, notes payable for $1 million and $2.1 million, respectively, were issued. The $1 million note related to the MSS acquisition was paid in April 1999 and did not bear interest. The RSR notes have no stated interest rate, however, interest has been imputed utilizing a rate of 6.5%. Payments of $600,000 each are due at July 31, 1999, July 31, 2000 and October 31, 2000.

     Upon acquisition of MSS in December 1998, Laser Vision assumed the liabilities of MSS including long-term debt of $35,000. As of April 30, 1999 $32,000 remains on those notes and is all payable during the year ended April 30, 2000.

     At April 30, 1999 the future maturity schedule for these notes is as follows:

YEAR ENDING APRIL 30,
---------------------
2000........................................................  $ 4,552,000
2001........................................................    5,170,000
2002........................................................      517,000
                                                              -----------
                                                              $10,239,000
                                                              ===========

9.   OBLIGATIONS UNDER CAPITAL LEASES

     In September 1995, we acquired two excimer lasers for use in the United States. The lasers were financed by five year capital leases requiring principal payments totaling $1,024,000 and bearing interest at 11% per annum. Monthly payments of $10,000 each are due through August 2000.

     In January 1996, we acquired two additional excimer lasers which were financed by three and one-half year term capital leases requiring principal payments totaling $912,000 and bearing interest at 12% per annum. Monthly payments of $13,000 each are due through August 1999.

     In August 1996, we financed an excimer laser purchase with a four year capital lease requiring principal payments totaling $525,000 and bearing interest at 15%. Monthly payments of $15,000 are due through May 2000.

     During fiscal 1997, we financed a total of nine corneal topographer purchases for use in the United States with three to five year capital leases requiring total principal payments of $139,000 and bearing interest at rates from 6% to 12% per annum. Monthly payments range from $275 to $375 and are due through January 2002.

     During fiscal 1999, we assumed the obligations under capital leases of RSR and MSS when we acquired those companies. The liability under the RSR leases, which are for medical equipment, totaled $452,000 at the date of acquisition. The RSR leases are three year leases bearing interest at 7% to 13%. Monthly payments on the leases range from $1,000 to $4,000 and maturity dates range from December 1999 through May 2001.

     MSS leases medical equipment and vans under three to five year leases that bear interest at 8% to 10%. The liability under the MSS leases totaled $2.3 million at the date of acquisition. Since the acquisition MSS has entered into several new leases with aggregate lease commitments of $806,000. Monthly payments on the leases range from $300 to $28,000 and maturity dates range from May 1999 to February 2004.

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES

     Future minimum payments under capital leases as of April 30, 1999 are as follows:

YEAR ENDING APRIL 30,
---------------------
2000........................................................  $ 1,565,000
2001........................................................      977,000
2002........................................................      554,000
2003........................................................      475,000
2004........................................................      435,000
                                                              -----------
Total minimum lease payments................................    4,006,000
Less amount representing interest...........................     (619,000)
Less current portion........................................   (1,290,000)
                                                              -----------
Long-term portion of obligations under capital leases.......  $ 2,097,000
                                                              ===========

     Assets under capital leases totaled $3,055,000 and $283,000, respectively, at April 30, 1999 and 1998. Depreciation of leased assets was $594,000, $136,000, and $655,000 for the years ended April 30, 1999, 1998 and 1997, respectively. In addition, the fixed asset impairment provision in fiscal 1997 included $1,590,000 related to leased U.S. lasers.

10. CONVERTIBLE PREFERRED STOCK

     Laser Vision's amended Articles of Incorporation authorize the Board of Directors to issue 1,000,000 shares of preferred stock, at $.01 par value per share, in one or more series, designated by them as to rights, preferences, terms and limitations.

     In June 1997, we received $6,000,000, less $513,000 of offering costs, from the issuance of 6,000 shares of restricted Series B Convertible Preferred Stock having a stated value of $1,000 per share, together with 100,000 warrants to purchase common stock at $9.39 per share, and the right to an additional 100,000 warrants to purchase common stock issuable on June 20, 1998, provided at least $2,000,000 of the preferred shares remain outstanding at that date. Such additional warrants were issued in June 1998 in accordance with the terms of the agreement at an exercise price of $17.85 per share. The Series B shares bear no dividends and are convertible at any time. The warrants are exercisable immediately upon issuance. In August 1997, the common shares underlying the Series B shares and warrants were registered with the Securities and Exchange Commission (SEC) pursuant to registration rights under the Series B stock purchase agreement.

     The Series B shares are convertible into common stock at a conversion price, which at the Issuance Date, is the lower of (a) 85% of the average of the daily low sale price for the five consecutive trading days ending two days prior to the conversion date, of $6.01 at the Issuance date, and (b) $8.05. The number of common shares into which the preferred stock is convertible is determined by dividing the stated value of the preferred stock, increased on a daily basis at a rate of 5% per annum, by the conversion price. As the Series B shares are automatically convertible on June 20, 2002, the most beneficial conversion ratio was determined to include the additional common shares attributable to the 5% adjustment feature for the five-year period ending in 2002. After adjustment for this additional benefit, the $6.01 conversion price is reduced to $4.81, the most beneficial conversion price at the Issuance Date.

     The Series B shares are subject to mandatory redemption requirements under certain limited circumstances as defined in the preferred stock agreement. Those circumstances include, a change in control of the Company in which more than 50% of the voting power of the company is disposed of, the Company's failure to maintain its common stock listing on the NASDAQ National Market or other designated stock exchange, or the Series B shares ceasing to be convertible as a result of the aggregate number of common shares then

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES issuable upon conversion equaling 19.99% of the outstanding common stock. Should the Series B shares become redeemable, the redemption price would be the greater of (a) 118% of the stated value of the preferred stock, increased on a daily basis since the Issuance Date at a rate of 5% per annum, or (b) the number of shares issuable upon conversion multiplied by the closing price of the common stock on such conversion date.

     In accounting for the Series B shares, Laser Vision first allocated the net proceeds of $5,487,000 to the Series B Shares and the warrants based on their relative fair values at the Issuance Date, resulting in $5,242,000 assigned to the Series B Shares and $245,000 assigned to the warrants. We then allocated $3,667,000 of the Series B Shares net proceeds to paid-in-capital for the beneficial conversion feature. The beneficial conversion feature is being recognized as a deemed dividend to the preferred stock over the minimum period in which the preferred shareholders can realize that return. Because the Series B Shares were immediately convertible, a portion of the beneficial conversion feature was realizable at the Issuance Date. Accordingly a $1,732,000 deemed dividend as of the Issuance Date was recognized as a charge to paid-in-capital and net loss applicable to common stockholders, and an increase in the carrying value of preferred stock. The balance of the beneficial conversion feature related to outstanding Series B Shares which is not realizable until subsequent periods and is being recognized through 2002 using the interest method. As a result, during the years ended April 30, 1999 and 1998, $171,000 and $1,930,000, respectively, of the beneficial conversion feature was recognized.

     During fiscal 1998, 2,750 Series B shares were converted to 452,146 shares of common stock. The converted Series B shares had a carrying value, including the beneficial conversion feature recognized through the date of conversion, of $1,590,000.

     Due to the mandatory redemption features noted above, the carrying value of the Series B shares is classified as temporary equity, outside of Stockholders' Equity.

     In October 1995, we received $14,100,000, less $1,242,000 of offering costs, from the sale of 141,000 shares of restricted convertible preferred stock with a mandatory redemption provision in 2005. These restricted preferred shares, par value $100, converted into 2,349,991 shares of common stock during the first half of fiscal 1997 and were registered with the SEC in March 1997. For the fiscal year ended April 30, 1997, dividends of $126,000 were accrued and reflected in the calculation of net loss per common share.

11. INCOME TAXES

     During the year ended April 30, 1999, management reassessed the realizability of Laser Vision's deferred tax assets as a result of Laser Vision's improving levels of and trend in profitability. For the year ended April 30, 1999, Laser Vision recognized a net tax benefit of $1,489,000 on pretax income of $5,051,000. The net tax benefit principally reflects the benefit of the reduction in the valuation allowance on deferred tax assets for the portion of the net operating loss ("NOL") carryforwards which are more likely than not realizable in the next fiscal year. Accordingly, the net tax benefit was recognized as a current asset at April 30, 1999. As net operating losses are not available in all states where Laser Vision operates and are limited for alternative minimum tax ("AMT") purposes, a current tax provision of $266,000 was recorded in "Other accrued liabilities" for estimated state and AMT liabilities.

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES

     The components of income tax benefit (expense) are as follows for the year ended April 30:

                                                         1999           1998           1997
                                                      -----------    -----------    -----------
Current tax expense
  Federal...........................................  $   (62,000)   $        --    $        --
  State.............................................     (204,000)            --             --
                                                      -----------    -----------    -----------
Total current.......................................     (266,000)            --             --
Deferred tax benefit:
  Federal...........................................    1,690,000      1,483,000      3,866,000
  State.............................................      509,000        279,000        726,000
                                                      -----------    -----------    -----------
     Total deferred.................................    2,199,000      1,762,000      4,592,000
  Increase in valuation allowance...................     (444,000)    (1,762,000)    (4,592,000)
                                                      -----------    -----------    -----------
       Total provision..............................  $ 1,489,000    $         0    $         0
                                                      ===========    ===========    ===========

     The components of deferred taxes at April 30 are as follows:

                                                                 1999           1998
                                                              -----------    -----------
Net operating loss carryforwards............................  $14,267,000    $11,773,000
Depreciation................................................      611,000      1,124,000
Other.......................................................      335,000        117,000
                                                              -----------    -----------
Net asset...................................................   15,213,000     13,014,000
Valuation allowance, provision for income taxes.............   (8,618,000)   (12,073,000)
Valuation allowance, equity.................................   (4,840,000)      (941,000)
                                                              -----------    -----------
  Net deferred tax asset....................................  $ 1,755,000    $        --
                                                              ===========    ===========

     The "Valuation allowance, provision for income taxes" reflects the tax benefit which will be reflected in the statements of operations upon release of the valuation allowance. The "Valuation allowance, equity" reflects the tax benefit that would be reflected directly in stockholders' equity upon release of the valuation allowance. This tax benefit relates to certain equity transactions that did not impact operating results, such as those arising from the exercise of non-qualified stock options and warrants. The valuation allowance on deferred tax assets could be further reduced in future periods if Laser Vision's profitability continues to improve and estimates of future taxable income are increased.

     The provision for income taxes differs from the amount using the statutory federal income tax rate (34%) as follows for the year ended April 30:

                                                         1999           1998           1997
                                                      -----------    -----------    -----------
Computed expected tax benefit (expense).............  $(1,717,000)   $ 1,189,000    $ 4,103,000
Change in valuation allowance, provision for income
  taxes.............................................    3,455,000     (1,327,000)    (4,593,000)
State tax, net of federal benefit...................     (201,000)       138,000        478,000
Other...............................................      (48,000)             0         12,000
                                                      -----------    -----------    -----------
  Income tax benefit................................  $ 1,489,000    $         0    $         0
                                                      ===========    ===========    ===========

     At April 30, 1999, Laser Vision has net operating loss carryforwards of approximately $37 million available to offset future taxable income, expiring 2006 through 2014.

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES

12. COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENTS

     During fiscal 1996, Laser Vision entered into three-year agreements with four officers of Laser Vision to provide for base salaries, the potential payment of certain bonuses and severance payments equal to 18 months of base compensation. Three other key employees have employment agreements with unexpired terms ranging from twelve to eighteen months.

OPERATING LEASES

     Laser Vision has office and laser center lease agreements in St. Louis, Minneapolis, and London. The respective leases commenced in 1994 and 1996 and shall end in 1999 and 2001. Approximate future minimum rental payments under the leases are as follows:

                                                                  MINIMUM
YEAR ENDING APRIL 30,                                         RENTAL PAYMENTS
---------------------                                         ---------------
2000......................................................       $473,000
2001......................................................        378,000
2002......................................................          4,000

     Related rental expenses totaled $371,000, $443,000, and $545,000 for the years ended April 30, 1999, 1998 and 1997, respectively.

NOTES WITH RECOURSE

     As of April 30, 1999 and 1998, Laser Vision had guaranteed notes payable totaling $2,787,000 and $959,000, respectively, to a third party by certain patients who elected to finance a portion of the cost of their refractive surgery. As of April 30, 1999 and 1998, interest bearing deposits with the third party, classified as current and non-current restricted cash on the balance sheet, secured $217,000 and $178,000, respectively of this contingent obligation.

13. LEGAL PROCEEDINGS

     In March 1998 Laser Vision was served with a subpoena by the United States Department of Justice. We understand that the subpoena is part of an industry-wide investigation into the so-called "international card" software that enabled the excimer lasers to be used to perform laser eye surgeries for higher nearsightedness (greater than -6.0 diopters) than were initially approved by the FDA. The FDA subsequently approved use of an excimer laser for higher nearsightedness in January 1998. Many eye surgeons have taken the position that FDA restrictions on physicians' use of laser equipment through software control, rather than the traditional means of labeling, deny physicians the flexibility to treat individual patients as the physician deems medically necessary, and represent an unwarranted intrusion upon the physicians' right to practice medicine according to their best medical judgment. The subpoena requests that Laser Vision produce several categories of documents, including documents describing the Laser Vision correspondence and agreements with VISX, and documents relating to Laser Vision's use of international cards, which we have provided. We intend to continue to fully cooperate in this matter. Although it is impossible to assess the effect, if any, of this investigation on the operating results and cash flow for a particular period, we do not believe that it should be material to the financial condition of Laser Vision.

     On March 12, 1999, we filed suit in U.S. District Court for the Eastern District of Missouri against Nidek, Custom Trailerwerks, Inc. and a former employee of Laser Vision. In this suit, we allege infringements of Laser Vision's patents, breaches of a confidentiality and non-competition agreement, unfair competition,

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES and misappropriation of Laser Vision's trade secrets and confidential information. This suit arises from the defendants' development of a mobile laser system that is substantially similar to the proprietary technology we employ in our Roll-On/Roll-Off system. The defendants have filed several procedural motions in this case, but no substantive issues have, as yet, been addressed. We are therefore unable to currently assess the outcome.

     We are currently involved in other, non-material litigation. Other than as described above, we do not expect that any outstanding or pending legal proceedings, individually or in the aggregate, will have a material adverse effect upon our future results of operations, liquidity or financial condition.

14. CAPITAL STOCK

     In September 1994, stockholders approved an increase in the number of authorized common shares from 10,000,000 to 50,000,000 and an amendment to Laser Vision's Certificate of Incorporation requiring super majority (80%) approval of certain business combinations.

15. STOCK OPTIONS AND WARRANTS

     Laser Vision has three plans under which registered stock options and warrants may be granted and also has issued other warrants and options. These plans are administered by the Board of Directors whose Compensation Committee recommends option and warrant grants for officers, directors and key consultants of Laser Vision.

     The 1990 Incentive Stock Option Plan (the Option Plan) was approved by stockholders of Laser Vision on March 5, 1990 and amended by the stockholders on April 22, 1992, January 19, 1996 and March 19, 1998. Under the terms of the Option Plan, we had reserved 1,000,000 shares for issuance upon exercise of options granted to employees and officers of Laser Vision. The exercise price may not be less than the market price of the common stock on the date of grant. Options are nonassignable and may be exercised only by the employee while employed by Laser Vision, or within three months after termination of employment unless due to death or disability. Options are exercisable in increments over four years and expire no later than ten years from the date of the grant. All outstanding options had an initial expiration date of five years. A total of 65,968 options were available for issuance under this plan at April 30, 1999.

     The 1990 Non-Qualified Stock Option Plan (the Plan) was approved by the stockholders of Laser Vision on March 5, 1990, and amended by the stockholders on April 22, 1992 and January 19, 1996. Under the terms of the Plan, as amended, Laser Vision has reserved 600,000 shares of common stock for issuance upon exercise of options granted to outside directors and consultants. Such options vest over various lengths of time and expire after five years. A total of 39,943 options were available for issuance under this plan at April 30, 1999.

     Under the 1994 Non-Qualified Warrant Plan, as amended on January 19, 1996 and March 19, 1998, Laser Vision has reserved 2,200,000 shares of common stock for issuance upon exercise of registered warrants granted to certain employees, directors and consultants. Such warrants generally vest ratably over periods up to twenty-four months and are exercisable over a five year period. A total of 191,000 warrants were available for issuance under this plan at April 30, 1999.

     Other warrants are exercisable over a five year period and vest at varying rates ranging from immediately to four years. Of the 731,300 other warrants outstanding as of April 30, 1999, 310,000 were issued to officers, employees and consultants during fiscal 1995 at $9.00 per share, above the market price, 100,000 were issued to a consultant during fiscal 1996 at $5.25 per share, below the market price, 60,000 were issued to medical advisors during fiscal 1998 at $11.00 per share, above the market price, and the balance were issued at the market price.

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES

     Information with respect to the previous plans is as follows:

                                                              NON-QUALIFIED
                                            INCENTIVE STOCK       STOCK         OTHER      NON-QUALIFIED
                                              OPTION PLAN      OPTION PLAN     WARRANTS    WARRANT PLAN
                                            ---------------   -------------   ----------   -------------
Outstanding at April 30, 1996............        283,485          151,000        435,000       901,250
Exercised ($3.00 to $7.75)...............        (10,283)         (16,957)            --        (1,550)
Exchanged ($5.00 to $8.13)...............         19,000               --             --       (19,000)
Granted ($5.75 to $12.44)................         55,000           63,306         75,000       319,000
Forfeited ($7.00 to $8.75)...............        (25,000)              --             --      (100,000)
Expired ($6.00 to $6.88).................         (6,000)         (40,000)            --            --
Outstanding at April 30, 1997............        316,202          157,349        510,000     1,099,700
Exercised ($3.00 to $8.75)...............        (74,350)         (30,000)            --      (243,700)
Granted ($5.75 to $11.00)................        311,150          222,500        170,300       467,500
Canceled ($5.75 to $16.63)...............        (69,850)         (13,043)            --            --
Outstanding at April 30, 1998............        483,152          336,806        680,300     1,323,500
Exercised ($3.00 to $12.44)..............       (179,766)        (126,750)       (25,000)     (629,750)
Granted ($8.88 to $30.19)................        324,750          131,600         76,000       336,000
Forfeited ($5.50 to $9.75)...............        (19,313)          (6,306)            --            --
                                              ----------       ----------     ----------    ----------
Outstanding at April 30, 1999............        608,823          335,350        731,300     1,029,750
                                              ==========       ==========     ==========    ==========
Average price per share at April 30,
  1997...................................     $     7.28       $     6.37     $     8.04    $     7.03
  1998...................................           7.70             7.76           8.60          7.43
  1999...................................          12.49             9.95           9.55          8.82
Exercisable at April 30,
  1997...................................        241,452          123,189        409,375       969,156
  1998...................................        249,602          223,663        492,025       973,073
  1999...................................        248,048          158,183        549,300       545,875

     Laser Vision also has 200,000 warrants outstanding as of April 30, 1999 with each warrant exercisable for one share of common stock; 100,000 at a price of $9.39 per share and 100,000 at a price of $17.85 per share. These warrants expire in June 2002, with a fair value of $1.23 on the grant date. As discussed in Note 10, these warrants were issued above the market price in connection with the issuance of the Series B Convertible Preferred Stock. The $17.85 warrants were all exercised in May 1999.

     At the January 1998 Board of Directors meeting, 33,500 incentive stock options issued in January 1996 and April 1996 to non-officer employees had the exercise price reduced from a weighted average of $12.63 per option to $8.75 per option, above the market price at that time.

     During fiscal 1997, Laser Vision adopted SFAS 123, which addresses accounting for stock option and warrant plans and selected the "intrinsic value based method" for valuing stock options granted to employees. Had compensation cost for all of Laser Vision's stock option and warrant plans been determined based upon the fair value at the grant dates consistent with the methodology prescribed in SFAS 123, Laser Vision's net income (loss) and net income (loss) per share would have increased/decreased to the pro forma amounts indicated below using the weighted average fair values indicated:

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES

YEAR ENDED APRIL 30,                                            1999        1998        1997
--------------------                                          --------    --------    --------
Net income (loss) as reported (thousands)...................  $  6,540    $ (3,496)   $(12,069)
Pro forma net income (loss) (thousands).....................     4,870      (4,309)    (12,862)
Net income (loss) per share -- basic as reported............       .63        (.59)      (1.45)
Net income (loss) per share -- diluted as reported..........       .55        (.59)      (1.45)
Pro forma net income (loss) per share -- basic..............       .50        (.68)      (1.54)
Pro forma net income (loss per share -- diluted.............       .44        (.68)      (1.54)
Weighted average fair value of grants at market.............      4.11        2.91        2.78
Weighted average fair value of grants above market..........      1.28        2.27        1.12
Weighted average exercise price of grants at market.........     13.33        7.76        8.30
Weighted average exercise price of grants above market......     17.78       10.00        7.63

     The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for grants in fiscal 1999, 1998 and 1997, respectively: risk-free interest rates of 4.5% to 5.2%, 5.4% to 6% and 5% to 6.5%, expected volatility of 40% to 45%, 43% to 45%, and 30% to 47%, no dividends, and an expected life of two and one half years (except for 74,500 warrants issued in fiscal 1999 with an expected life of three years). Since employee stock options and warrants are not traded on a secondary exchange, employees receive no benefit and derive no value from holding stock options and warrants under these plans without an increase in the market price of our stock. Such an increase would benefit all stockholders.

     The following table summarizes information for stock warrants and options outstanding at April 30, 1999:

                                                  WEIGHTED AVERAGE                 EXERCISABLE
                                                ---------------------    -------------------------------
                                   NUMBER       REMAINING    EXERCISE      NUMBER       WEIGHTED AVERAGE
RANGE OF EXERCISE PRICE          OUTSTANDING      LIFE        PRICE      OUTSTANDING     EXERCISE PRICE
-----------------------          -----------    ---------    --------    -----------    ----------------
$ 3.00 -- $ 8.75...............     446,585     1.6 years     $ 7.08        441,210          $ 7.07
$ 7.44 -- $ 8.88...............     698,200     3.4 years     $ 7.59     324,850...          $ 7.57
$ 9.00 -- $12.44...............     511,250     1.5 years     $ 9.76        511,250          $ 9.76
$ 9.00 -- $13.56...............     885,188     4.5 years     $ 9.53        276,721          $ 9.69
$17.00 -- $18.00...............     250,000     4.2 years     $17.64        118,875          $17.80
$30.19.........................     114,000     4.9 years     $30.19         28,500          $30.19
                                  ---------     ---------     ------      ---------          ------
                                  2,905,223     3.3 years     $10.23      1,701,406          $ 9.54
                                  =========     =========     ======      =========          ======

     The fiscal 1999 financial statements reflect $261,000 of expense for warrants and options issued as compensation to consultants and lenders. The fiscal 1998 financial statements reflect $262,000 of expense for warrants and options issued as compensation to consultants and lenders, $718,000 of cost for warrants issued to acquire equipment and non-current contract rights from medical advisors and $245,000 of cost assigned to the warrants issued or issuable as part of the issuance of preferred stock. Fiscal 1997 operating results reflect $36,000 of expense for warrants and options issued as compensation to consultants and lenders.

16. BUSINESS SEGMENT INFORMATION

     Laser Vision adopted Statement of Financial Accounting Standards No. 131, "Disclosure about segments of an Enterprise and Related Information" ("SFAS 131") in the fiscal year ended April 30, 1999. SFAS 131 established standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures for products and services and

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance.

     Laser Vision has determined its reportable segments by disaggregating its business by service and geographic area. The segment, "North American Refractive", includes the excimer laser business and related support functions for North America. The segment "Other Refractive" includes the excimer laser business and related support functions for geographic areas outside of North America. The segment, "Cataract", includes the operations of MSS. The column below titled, "Reconciling", includes all corporate overhead, unallocated elements of income and expense and unallocated corporate assets. The accounting policies of the segments are the same as those described in Note 2.

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES

     The table below presents information about net income (loss) and segment assets used by the chief operating decision maker of Laser Vision as of and for the year ended April 30, 1999, 1998 and 1997:

                            NORTH AMERICAN      OTHER
YEAR ENDED APRIL 30, 1999     REFRACTIVE     REFRACTIVE     CATARACT     RECONCILING      TOTAL
-------------------------   --------------   -----------   -----------   -----------   ------------
Revenue...................   $46,568,000     $ 1,976,000   $ 3,815,000   $        --   $ 52,359,000
Depreciation and
  amortization............     4,785,000         694,000       633,000       273,000      6,385,000
Interest income...........                                                   404,000        404,000
Interest expense..........                                                 1,154,000      1,154,000
Income tax benefit........                                                 1,489,000      1,489,000
Net income (loss).........     8,860,000        (198,000)      498,000    (2,620,000)     6,540,000
Total assets..............    28,351,000       2,087,000     8,957,000    13,794,000     53,189,000
Capital expenditures......     7,789,000         135,000     1,058,000       100,000      9,082,000
YEAR ENDED APRIL 30, 1998
--------------------------
Revenue...................    21,557,000       1,912,000            --            --     23,469,000
Depreciation and
  amortization............     3,702,000         933,000            --       290,000      4,925,000
Interest income...........            --              --            --       377,000        377,000
Interest expense..........            --              --            --    (1,000,000)    (1,000,000)
Income tax benefit........            --              --            --            --             --
Net income (loss).........     1,660,000        (771,000)           --    (4,385,000)    (3,496,000)
Total assets..............    17,056,000       2,872,000            --    10,901,000     30,829,000
Capital expenditures......     5,990,000         179,000            --       140,000      6,309,000
YEAR ENDED APRIL 30, 1997
--------------------------
Revenue...................     6,207,000       2,031,000            --            --      8,238,000
Depreciation and
  amortization............     2,772,000         983,000            --       155,000      3,910,000
Interest income...........            --              --            --       268,000        268,000
Interest expense..........            --              --            --      (597,000)      (597,000)
Income tax benefit........            --              --            --            --             --
Net loss..................    (4,724,000)     (1,963,000)           --    (5,382,000)   (12,069,000)
Total assets..............    11,577,000       3,684,000            --     7,609,000     22,870,000
Capital expenditures......     6,744,000       1,363,000            --       115,000      8,222,000

GEOGRAPHIC DISCLOSURES

     Since Laser Vision's revenues outside of the U.S. are not material, no separate disclosure of non-U.S. revenue is provided.

17. RELATED PARTIES

     During the year ended April 30, 1999, Laser Vision entered into a limited partnership agreement with Minnesota Eye Consultants, P.A. for the operation of one of our Roll-On/Roll-Off mobile systems.

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES

Dr. Richard Lindstrom, a director and medical director of Laser Vision, is president of Minnesota Eye Consultants. Laser Vision is the general partner and owns 60% of the partnership. Minnesota Eye Consultants, P.A. is a limited partner and owns 40% of the partnership. Laser Vision contributed equipment valued at $650,000 to the partnership and received $260,000 from Minnesota Eye Consultants. Laser Vision receives a revenue based management fee from the partnership. As discussed in Note 3, Dr. Lindstrom and Laser Vision entered into a five-year contract under which he received 80,000 warrants and earned $60,000 for the year ended April 30, 1999 from Laser Vision in his capacity as medical director. In addition, Minnesota Eye Consultants and Dr. Lindstrom work with Laser Vision to provide training courses for ophthalmologists. We paid Dr. Lindstrom and Minnesota Eye Consultants $46,000 related to these courses.

     Dr. Lindstrom held a minority position of less than 9% in MSS and a minority position of less than 7% in RSR. Payments to Dr. Lindstrom during the year ended April 30, 1999 for the purchase of RSR and MSS, including notes payable and accrued dividends, totaled $243,000. Also see Note 2, "Summary of significant accounting policies -- Credit Risk".

18. SUBSEQUENT EVENTS

     On May 11, 1999 Laser Vision completed a secondary stock offering selling 1,000,000 shares of common stock for $46.5 million. Selling stockholders sold an additional 763,500 shares, of which 463,500 shares were sold pursuant to the exercise of options and warrants. The exercise of warrants and options resulted in additional proceeds to Laser Vision of $3.6 million. Expenses related to the offering totalled approximately $2.9 million.

     In May 1999, 100,000 warrants at $17.85 which were issued in connection with the issuance of the Series B Convertible Preferred Stock were exercised resulting in proceeds to Laser Vision of $1.8 million.

19. SUBSEQUENT EVENT -- STOCK SPLIT (UNAUDITED)

     On July 12, 1999, Laser Vision's Board of Directors approved a 2-for-1 stock split payable August 9, 1999 to shareholders of record at the close of business on July 23, 1999. The split will be effected in the form of a 100% stock dividend.

     Had the stock split been reflected in these Consolidated Financial Statements as if it occurred on May 1, 1996, then the net income (loss) per share and the weighted average number of common shares outstanding would have been as follows for the year ended April 30:

                                                         1999           1998           1997
                                                      -----------    -----------    -----------
Net income (loss) per share
  Basic...........................................    $       .31    $      (.30)   $      (.72)
  Diluted.........................................    $       .27    $      (.30)   $      (.72)
Weighted average shares outstanding
  Basic...........................................     20,290,000     18,356,000     16,842,000
  Diluted.........................................     23,930,000     18,356,000     16,842,000

     Had the stock split been reflected in the April 30, 1999 Consolidated Balance Sheet, common stock would have increased and paid-in capital would have decreased by $107,000.

SCHEDULE VIII

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                         BALANCE AT
                                         BEGINNING      EXPENSE              UNCOLLECTABLE    BALANCE AT
                                          OF YEAR      PROVISION    OTHER      ACCOUNTS       END OF YEAR
                                         ----------    ---------    -----    -------------    -----------
                                                                  (IN THOUSANDS)
FISCAL 1999
Doubtful accounts receivable...........      395          234         43(a)      (222)            450
FISCAL 1998
Doubtful accounts receivable...........      360          153                    (118)            395
FISCAL 1997
Doubtful accounts receivable...........      286          121         --          (47)            360

---------------

(a) Allowance obtained as part of MSS and RSR acquisitions.