Form 10-Q
period 1999-07-31
LASER VISION CENTERS INC
filed 1999-08-24
CIK 861875

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


      X-QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE SECURITIES
              EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                                 JULY 31, 1999


                         Commission file number 1-10629

                           LASER VISION CENTERS, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                       43-1530063
                 --------                                       ----------
(State or other jurisdiction of incorporation                (I.R.S. Employer
             or organization)                             identification number)

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

Common Stock outstanding as of August 20, 1999 -- 25,044,112 shares.

                           LASER VISION CENTERS, INC.
               FORM 10-Q FOR QUARTERLY PERIOD ENDED JULY 31, 1999
                                      INDEX


         PART OR ITEM                                                                          PAGE

Part I.  FINANCIAL STATEMENTS

Item 1.  Interim Consolidated Financial Statements (Unaudited)

         Consolidated Balance Sheet -- July 31, 1999 and April 30, 1999.........................3-4

         Consolidated Statement of Operations -- Three months ended July 31, 1999 and 1998.......5

         Consolidated Statement of Cash Flow -- Three months ended July 31, 1999 and 1998.......6-7

         Consolidated Statement of Changes in Stockholders' Equity -- Three months ended July 31, 1999...............................................................8

         Notes to Interim Consolidated Financial Statements.....................................9-11

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

         Liquidity and Capital Resources.......................................................11-12

         Results of Operations.................................................................12-17

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................17

Item 2.  Changes in Securities...................................................................17

Item 3.  Defaults upon Senior Securities.........................................................17

Item 4.  Submission of Matters to a Vote of Security Holders.....................................17

Item 5.  Other Information.......................................................................17

Item 6.  Reports on Form 8-K.....................................................................17

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                         (UNAUDITED)
                                                                           JULY 31,                April 30,
                                                                             1999                     1999

CURRENT ASSETS
         Cash and cash equivalents                                        $24,576,000            $  8,173,000
         Short-term investments                                            36,903,000
         Restricted cash                                                      350,000                 507,000
         Receivables, net of allowances of
           $503,000 and $450,000, respectively                             11,819,000               8,540,000
         Inventory                                                          2,754,000               2,723,000
         Deferred tax asset                                                 2,622,000               1,755,000
         Prepaid expenses and
           other current assets                                             1,613,000               1,713,000
                                                                           ----------           -------------

                                    Total Current Assets                   80,637,000              23,411,000

EQUIPMENT
         Laser equipment                                                   22,759,000              21,795,000
         Medical equipment                                                  3,783,000               3,274,000
         Mobile equipment                                                   8,724,000               7,611,000
         Furniture and fixtures                                             2,007,000               1,722,000
         -Accumulated depreciation                                        (15,159,000)            (13,419,000)
                                                                          ------------            ------------

                                    Total Equipment, Net                   22,114,000              20,983,000

OTHER ASSETS
         Restricted cash                                                      565,000                 625,000
         Goodwill, net                                                      7,051,000               7,148,000
         Tradename and service mark costs, net                                 88,000                  93,000
         Deferred contract rights                                             400,000                 451,000
         Rent deposits and other, net                                          76,000                 478,000
                                                                           ----------            ------------

                                    Total Other Assets                      8,180,000               8,795,000
                                                                            ---------               ---------

                                            Total Assets                 $110,931,000             $53,189,000
                                                                         ============             ===========




See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                           (UNAUDITED)
                                                                             JULY 31,               April 30,
                                                                               1999                    1999
CURRENT LIABILITIES
         Current portion of notes payable                                  $4,353,000              $4,552,000
         Current portion of capitalized
           lease obligations                                                1,182,000               1,290,000
         Accounts payable                                                   5,103,000               5,185,000
         Taxes payable                                                        460,000                 266,000
         Accrued compensation                                               1,308,000               2,004,000
         Other accrued liabilities                                          7,344,000               3,009,000
                                                                            ---------              ----------
                           Total Current Liabilities                       19,750,000              16,306,000

NON-CURRENT LIABILITIES
         Notes payable                                                      4,112,000               5,687,000
         Capitalized lease obligations                                      2,186,000               2,097,000
                                                                            ---------               ---------
                           Total Non-Current Liabilities                    6,298,000               7,784,000

MINORITY INTERESTS                                                            645,000                 352,000

COMMITMENTS AND CONTINGENCIES

SERIES B CONVERTIBLE PREFERRED STOCK WITH
 MANDATORY REDEMPTION PROVISIONS                                            2,136,000               2,086,000

STOCKHOLDERS' EQUITY
         Common stock, par value of $.01 per share, 50,000,000 shares authorized; 25,040,462 and 10,684,788 shares issued
            and outstanding, respectively                                     250,000                 107,000
         Warrants and options                                                 959,000               1,213,000
         Paid-in capital                                                  102,227,000              50,808,000
         Accumulated deficit                                              (21,334,000)            (25,467,000)
                                                                         -------------             ------------
                  Total Stockholders' Equity                               82,102,000              26,661,000
                                                                         ------------             -----------

                  Total                                                  $110,931,000             $53,189,000
                                                                         ============             ===========

See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                                        Three Month Period
                                                                             Ended July 31,
                                                                       1999                   1998

REVENUES                                                         $20,999,000             $9,110,000

Royalty fees and professional medical services                     6,883,000              3,425,000
Depreciation and amortization                                      1,948,000              1,133,000
Cost of revenues, other                                            4,965,000              1,686,000
                                                                  ----------              ---------

         GROSS PROFIT                                              7,203,000              2,866,000

Selling, general and administrative expenses                       4,127,000              2,366,000
                                                                   ---------              ---------

         INCOME FROM OPERATIONS                                    3,076,000                500,000

Other income (expenses)
   Minority interests in net income                                  (88,000)
   Interest and other income                                         697,000                101,000
   Interest and other expense                                       (299,000)              (268,000)
                                                                    ---------              ---------

         NET INCOME BEFORE TAXES                                   3,386,000                333,000

Income tax benefit                                                   747,000                      -
                                                                     -------          -------------

         NET INCOME                                                4,133,000                333,000

Deemed preferred dividends                                           (50,000)               (40,000)
                                                                  -----------           ------------

         NET INCOME APPLICABLE TO
             COMMON STOCKHOLDERS                                  $4,083,000               $293,000
                                                                  ==========               ========

Net Income per Share - Basic                                           $0.17                  $0.02
                                                                       =====                  =====

NET INCOME PER SHARE - DILUTED                                         $0.14                  $0.01
                                                                       =====                  =====

Weighted average number of
   common shares outstanding - basic                              24,177,000             19,482,000
                                                                  ==========             ==========
Weighted average number of
  common shares outstanding - diluted                             28,578,000             21,700,000
                                                                  ==========             ==========

See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)

                                                                                  Three Month Period
                                                                                     Ended July 31,
                                                                                1999             1998
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                $4,133,000           $333,000
   Adjustments to reconcile net income to net cash
         provided by operating activities:
            Depreciation and amortization                                     2,216,000          1,231,000
            Deferred income taxes                                              (867,000)
            Compensation paid in common stock,
               options or warrants                                               57,000             86,000
            Minority interst in net income of subsidiary                         88,000
            Increase in accounts receivables                                 (3,279,000)          (611,000)
            (Increase) decrease in inventory                                    (31,000)           170,000
            (Increase) decrease in prepaid expenses
              and other current assets                                          100,000           (403,000)
            Increase (decrease) in accounts payable                             (82,000)           236,000
            Increase (decrease) in accrued liabilities                        3,833,000           (316,000)
                                                                              ---------           ---------
   Net cash provided by operating activities                                  6,168,000            726,000

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of short-term investments                                       (36,903,000)
   Acquisition of equipment                                                  (1,879,000)          (710,000)
   Proceeds from sale of minority interest                                      201,000
   Other, net                                                                   (84,000)           (23,000)
                                                                              ----------           --------
 Net cash used in investing activities                                      (38,665,000)          (733,000)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from underwritten public stock offering                          44,150,000
   Stock offering costs                                                        (104,000)
   Proceeds from exercise of stock options and warrants                       7,718,000          1,247,000
   Principal payments under capitalized
      lease obligations and notes payable                                    (3,081,000)          (657,000)
   Return of (deposits to) restricted cash                                      217,000            (28,000)
                                                                              ---------         -----------

      Net cash provided by financing activities                              48,900,000            562,000
                                                                          -------------           --------

      NET INCREASE IN CASH AND CASH EQUIVALENTS                              16,403,000            555,000

Cash and cash equivalents at beginning of period                              8,173,000          8,430,000
                                                                              ---------        -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $24,576,000         $8,985,000
                                                                            ===========         ==========

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)(CONTINUED)

                                                                                      Three Month Period
                                                                                        Ended July 31,
                                                                                1999                1998
      Non-cash investing and financing:
         Capital lease obligations and notes payable related
               to laser and equipment purchases                              $1,288,000
         Accrued and deferred stock offering costs                              412,000
         Deemed preferred dividends                                              50,000            $40,000


See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY (UNAUDITED)

                                Common Stock
                                $.01 Par Value
                                                                                 Warrants                                Total
                                                               Paid-in            and           Accumulated          Shareholders'
                                Shares    Amount               Capital           Options           Deficit               Equity


Balance-
   April 30, 1999            10,684,788   $107,000          $50,808,000       $1,213,000        ($25,467,000)         $26,661,000

Stock offering                1,000,000     10,000           43,624,000                                                43,634,000

Accretion of warrants and options                                                  6,000                                    6,000

Exercise of
warrants and options            892,693      8,000            7,970,000         (260,000)                               7,718,000

Dividends accrued
on convertible
preferred stock                                                 (50,000)                                                  (50,000)

Stock split                  12,462,981    125,000             (125,000)

Net income for the
three month period
ended July 31, 1999                                                                                4,133,000            4,133,000

                           ____________   _________            _________         ________          _________            __________

Balance -
   July 31, 1999             25,040,462   $250,000         $102,227,000         $959,000        ($21,334,000)         $82,102,000
                             ==========   ========         ============         ========        =============         ===========


See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 1999
                                   (Unaudited)

Item 1.
1. The information contained in the interim consolidated financial statements and footnotes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and related notes thereto contained in the April 30, 1999 Annual Report on Form 10-K filed by Laser Vision Centers, Inc. ("Laser Vision") with the
     Securities and Exchange Commission. The unaudited interim consolidated financial statements as of July 31, 1999 and July 31, 1998, and for the three months then ended, include all normal recurring adjustments which management considers necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. The interim consolidated financial statements include the accounts and transactions of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

2. On May 14, 1999, Laser Vision completed an underwritten public stock offering selling 1,000,000 shares of common stock for $46.5 million, ($43.6 million net of offering costs). Selling stockholders sold an additional 978,000 shares of which 463,500 shares were sold pursuant to the exercise of options and warrants. 258,000 of the shares sold by selling stockholders were sold pursuant to the Underwriter's exercise of their overallotment option. The exercise of these warrants and options resulted in additional proceeds to Laser Vision of $3.6 million.

     The exercise of other warrants and options increased total warrant and option proceeds for the quarter to $7.7 million.

3. On July 12, 1999, Laser Vision's Board of Directors approved a 2-for-1 stock split effective August 9, 1999 to stockholders of record at the close of business on July 23, 1999. The split was effected in the form of a 100% stock dividend. All earnings per share calculations reflect this split retroactively as if it had occurred on May 1, 1998.

4. The net income per share was computed as described below using the "Weighted average number of common shares outstanding - basic" during each period.

     "Weighted average number of common shares outstanding - diluted" for the three months ended July 31, 1999 includes the dilutive effects of warrants and options using the treasury stock method and the Series B Convertible Preferred Stock. For the three months ended July 31, 1999, dilutive warrants and options were calculated using an average market price of $29.74 per common share. As of July 31, 1999, 5.1 million warrants and options were outstanding with an average exercise price of about $9.60 each. Diluted per share calculations follow:

                                                         Three months ended
                                                               July 31,
                                                       1999               1998
                                                       ----               ----
Net income                                          $4,133,000         $333,000
Deemed preferred dividends                             (50,000)         (40,000)
                                                    ----------       ----------
    Net income applicable to
       common stockholders                          $4,083,000         $293,000

Weighted average number of
common shares outstanding -- basic                  24,177,000       19,482,000
Dilutive securities --
   Warrants and options                              3,513,000        2,218,000
   Preferred stock                                     888,000               --

       Weighted average number of
         common shares outstanding --
         diluted                                    28,578,000       21,700,000

Net Income per share -- Diluted                          $0.14            $0.01


5. During the three months ended July 31, 1999, management continued to reassess the likelihood of Laser Vision realizing deferred tax assets as a result of Laser Vision's improving levels of and trend in profitability. For the quarter ended July 31, 1999, Laser Vision recognized a net tax benefit of $747,000 on pretax income of $3,386,000. The net tax benefit principally reflects the benefit of the reduction in the valuation allowance on deferred tax assets for the portion of the net operating loss ("NOL") carryforwards which will more likely than not be realized in the next four quarters. Accordingly, the net tax benefit was recognized as a current asset at July 31, 1999. As net operating losses are not available in all states where Laser Vision operates, a current tax provision of approximately $200,000 was recorded in "Taxes payable" for estimated state liabilities for the quarter ended July 31, 1999.

6. Short-term investments have an original maturity of more than three months and a remaining maturity of less than one year. These investments are stated at cost as it is the intent of Laser Vision to hold these securities until maturity. The fair market value of short-term investments approximates book value at July 31, 1999.

7. The table below presents information about net income and segment assets used by the chief operating decision maker of Laser Vision as of and for the quarters ended July 31, 1999 and 1998:

Quarter ended July 31, 1999
---------------------------

                                       North American         Other
                                         Refractive         Refractive        Cataract        Reconciling          Total

Revenue                                   $17,546,000          $583,000       $2,870,000                 -      $20,999,000
Interest and other income                                                                         $697,000          697,000
Interest and other expense                                                                        (299,000)        (299,000)
Income tax benefit                                                                                 747,000          747,000
Net income                                 $3,703,000          $(29,000)        $376,000           $83,000       $4,133,000

Quarter ended July 31, 1998

Revenue                                    $8,656,000          $454,000                -                 -       $9,110,000
Interest and other income                                                                         $101,000          101,000
Interest and other expense                                                                        (268,000)        (268,000)
Income tax benefit                                                                                       -                -
Net income                                 $1,412,000         $(148,000)                         $(931,000)        $333,000


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

         The discussion set forth below analyzes certain factors and trends related to the financial results for each of the quarters ended July 31, 1999 and 1998. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements.

ITEM 2.
(A)      LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended July 31, 1999, Laser Vision completed an underwritten public stock offering raising $43.6 million net of offering costs. In addition, Laser Vision received $7.7 million in proceeds from the exercise of warrants and options. Cash and cash equivalents increased 201% or $16.4 million to $24.6 million from $8.2 million at April 30, 1999. Short-term investments maturing in less than one year increased to $36.9 million at July 31, 1999 from $0 at April 30, 1999. The ratio of current assets to current liabilities at July 31, 1999 was 4.08 to one, compared to 1.44 to one at April 30, 1999.

Cash Flows from Operating Activities

Net cash provided by operating activities increased by $5.4 million to $6.1 million for the three months ended July 31, 1999 from $0.7 million for the three months ended July 31, 1998. The cash flows provided by operating activities during the three months ended July 31, 1999 primarily represent the net income in this period plus depreciation and amortization and the net increase in current liabilities, less increases in accounts receivable and deferred taxes. The cash flows provided by operating activities during the quarter ended July 31, 1998 primarily represent the net income in this period plus depreciation and amortization, less increases in accounts receivable and prepaid expenses and other current assets and a net decrease in current liabilities.

Cash Flows from Investing Activities

Net cash used for investing activities increased to $38.7 million for the three months ended July 31, 1999 from $0.7 million for the three months ended July 31, 1998. Cash used for investing during the three months ended July 31, 1999 was used to acquire short-term investments and acquire equipment partially offset by the sale of minority interest. Cash used for investing during the quarter ended July 31, 1998 was used to acquire equipment for the expanding U.S. market.

Cash Flows from Financing Activities

Net cash provided by financing activities increased to $48.9 million for the three months ended July 31, 1999 from $0.6 million for the three months ended July 31, 1998. Cash provided by financing during the three months ended July 31, 1999 was primarily provided by the underwritten public stock offering and the exercise of stock options and warrants partially offset by principal payments under capitalized lease obligations and notes payable. Cash provided by financing during the quarter ended July 31, 1998 was primarily provided by proceeds from exercise of stock options and warrants offset by principal payments under capitalized lease obligations and notes payable.

Taxes

During fiscal 1999 Laser Vision began recognizing deferred tax assets related to NOL carryforwards. These NOL carryforwards could be fully utilized for book purposes during the last half of fiscal 2000. For tax purposes, the equity-related tax loss carryforwards should result in a cash income tax expense of about 6% . The balance of any future book income tax expenses are expected to be credited to equity for the next two fiscal years.

The Company expects to continue to fund future operations from existing cash and cash equivalents and short-term investments, revenues received from providing laser access and market services, the exercise of stock options and warrants and future financing as required. There can be no assurance that capital will be available when needed or, if available, that the terms for obtaining such funds will be favorable to the Company.

 (B) RESULTS OF OPERATIONS

         The following table breaks out revenue by source. This table also includes "net revenue contribution." Net revenue contribution is revenue less license fees paid to VISX, Incorporated, the supplier of our lasers, and amounts paid to eye surgeons for professional medical services rendered at our fixed laser sites. Management believes that net revenue contribution provides relevant and useful information to investors because it reflects the dollars available to cover Laser Vision's fixed and variable costs after excluding variable costs which Laser Vision pays to third parties. Net revenue contribution should not be considered as an alternative to gross profit, operating income and net income as a measure of profitability. Finally, the table includes certain profitability amounts as a percentage of total revenue and net revenue contribution.

                                                          THREE MONTHS ENDED
                                                                JULY 31,
                                                               1999 1998
Revenue
         North American refractive                    $17,546,000    $8,656,000
         Other refractive                                 583,000       454,000
         Cataract                                       2,870,000            --
                                                      -----------    ----------
Total revenue                                          20,999,000     9,110,000
         Royalty fees and professional
           medical services                             6,883,000     3,425,000
Revenue less royalty fees and professional
         medical services,  "net revenue
         contribution"                                 14,116,000     5,685,000
Gross profit                                            7,203,000     2,866,000
         % of total revenue                                    34%           31%
         % of net revenue contribution                         51%           50%
Income from operations                                  3,076,000       500,000
         % of total revenue                                    15%            5%
         % of net revenue contribution                         22%            9%
Net income before taxes                                 3,386,000       333,000
         % of total revenue                                    16%            4%
         % of net revenue contribution                         24%            6%

QUARTER ENDED JULY 31, 1999 COMPARED TO QUARTER ENDED JULY 31, 1998

Laser Vision has continued to provide excimer laser access to additional sites throughout the U.S. In addition, the acquisition of Refractive Surgical Resources on September 1, 1998 has enabled us to provide microkeratome access and the acquisition of Midwest Surgical Services on December 4, 1998 has allowed us to provide mobile cataract services.

Revenue

Total revenue increased by 131% or $11.9 million to $21.0 million for the three months ended

July 31, 1999 from $9.1 million for the three months ended July 31, 1998. Total laser procedures increased by 108% to 23,250 for the three months ended July 31, 1999 from 11,177 for the three months ended July 31, 1998.

The increase in revenue is attributable to an $8.9 million increase in North American refractive revenue, a $0.1 million increase in other refractive revenue and $2.9 million of cataract revenue. The increase in North American revenue was attributable to an increase both in the number of U.S. lasers in operation and the number of procedures performed by our eye surgeon customers on each laser in the U.S. and the RSR acquisition which was reflected in the results of operations for the quarter ended July 31, 1999 but was not reflected in the results of operations for the quarter ended July 31, 1998. The cataract revenue is a result of the acquisition of MSS as of December 4, 1998.

Cost of Revenues/Gross Profit

Cost of revenues increased by 121% or $7.6 million to $13.8 million for the three months ended July 31, 1999 from $6.2 million for the three months ended July 31, 1998. This was primarily due to an increase of $3.1 million in total domestic royalties, an increase of $1.2 million in mobile laser engineer salaries and travel costs, an increase of $0.3 million in professional medical services and a $0.5 million increase in gases, medical supplies and maintenance, and $1.8 million of costs related to the cataract business pursuant to the MSS acquisition in December 1998. The increases in royalty expenses, salaries and travel, professional medical services, and gases, medical supplies and maintenance are primarily due to increased refractive procedure volume.

Total gross profit increased by 151% or $4.3 million to $7.2 million for the three months ended July 31, 1999 from $2.9 million for the three months ended July 31, 1998. The variable gross profit, excluding depreciation, increased by 129% or $5.1 million to $9.1 million for the three months ended July 31, 1999 from $4.0 million for the three months ended July 31, 1998. This was primarily due to higher volumes of procedures performed with our equipment at an increased number of sites. As a percentage of total revenue, total gross profit increased to 34% from 31% for the three months ended July 31, 1999 and 1998, respectively. This improvement is primarily due to performing more procedures per laser, thus improving utilization of our fixed assets. We do not believe gross profit will continue to improve at this rate.

Operating Expenses

Selling, general and administrative expenses increased by 74% or $1.8 million to $4.1 million for the three months ended July 31, 1999 from $2.4 million for the three months ended July 31, 1998. The increase was attributed to new operating expenses related to the cataract business of $0.6 million, increases in salaries and related expenses of $0.8 million, increases in general and administrative expenses of $0.2 million and increases in depreciation and amortization of $0.1 million. The $0.8 million increase in salaries and related expenses was attributed to more employees, annual raises and variable compensation based on operating results.

Income from Operations

The income from operations increased by $2.6 million to $3.1 million for the three months ended July 31, 1999 from $0.5 million for the three months ended July 31, 1998. This was primarily related to improved domestic refractive profitability and the acquisition of MSS in December 1998.

Other Income (Expenses)

Higher interest income partially offset by higher interest expense and minority interests in net income of subsidiaries caused a $477,000 increase in other income (expense) to a net $310,000 of income during the three months ended July 31, 1999 from a net $167,000 loss during the three months ended July 31, 1998. This was primarily due to the interest income earned on the proceeds from the underwritten public stock offering and option and warrant exercises.

Year 2000

We are aware that some information technology systems may not function properly at the onset of the year 2000. These systems record only the last two digits of a date's year instead of the full four digits. For example, they would record "00" as the year for dates in both 1900 and 2000. This could cause such systems to process and record information incorrectly or possibly fail to function in the year 2000.

Our services, operations, customers, suppliers and service providers all rely on information technology systems, both hardware and software, to function properly. They include readily apparent systems such as those controlling the VISX excimer laser used as a key part of our services as well as less obvious ones such as those required to provide electricity to our main facility.

Suppliers: We have been surveying existing suppliers about the ability of their systems and products to properly handle dates for the year 2000 and beyond. VISX, the manufacturer of Laser Vision's excimer lasers, has advised us that its lasers will remain fully functional from a medical standpoint through the year 2000 and beyond. VISX has upgraded the laser systems and has advised us that they will now properly print and store patient report dates for procedures performed in the year 2000 or beyond. We will be testing this upgrade in the next quarter.

The cataract equipment used by Midwest Surgical Services, Inc. (MSS) and the microkeratome equipment used for the LASIK procedure are not affected by the Year 2000 situation and will remain fully functional from a medical viewpoint according to the cataract and microkeratome equipment manufacturers.

If our other suppliers do not reply or cannot comply, we may need to locate alternative sources for goods and services.

Operations: We have been gathering information from vendors about year 2000 compliance for each of the major elements of our internal information technology systems. Based on the statements from vendors:

Our operating systems, which include MS Windows NT, MS Windows 98, MS Windows 95 and Novell IntraNetware 4.11, are all year 2000 compliant for their latest versions.

Our key applications which include MS Exchange Server, Solomon for Windows, and MS Office 97 will be year 2000 compliant after running a service pack for the applications to bring them up to the current version of software. We expect to complete this and related testing by October 1999.

Our Mitel SX-200 telephone system is year 2000 compliant. Our Colorado Replay Plus Active Voice 1400 voicemail system is not year 2000 compliant. We expect to replace this system by October 1999.

Our computer hardware, which is all PC based, is year 2000 compliant with the exception of a few older personal computers. The hardware used to control our LAN is year 2000 compliant. We expect to install any necessary upgrades or replace any computers that are not year 2000 compliant before the end of 1999.

We have received notification from the owners and managers of our facility that it is year 2000 compliant with regards to building security, heating, and lighting controls.

Costs to Address Year 2000 Issues

We expect that any remaining costs for Year 2000 compliance will be less than $100,000 and that the majority of these disbursements will be for equipment purchases and therefore will be capitalized and depreciated. The total anticipated costs for Year 2000 compliance (past and future) is expected to be less than $150,000. However, we may spend more money than we have estimated and this could have a material adverse effect on our results of operations and financial condition. At this stage in the assessment process, we do not believe that the Year 2000 issue will impact on our financial position, results of operations or cash flows in future periods. There can be no assurance that operating problems or expenses related to the Year 2000 issue will not arise with our computer systems and software or that our customers or suppliers will be able to resolve their Year 2000 issues in a timely manner. Accordingly, we plan to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.

Contingency Plans

As we complete our internal review and external surveys we will prepare contingency plans to prepare for the problems that we believe are reasonably likely to arise. However, despite our best efforts, we may not anticipate all problems that may ultimately arise.

Risks of Year 2000 Issues

We will continue preparations with the goal of ensuring that our services, operations and suppliers will recognize dates and function properly in the year 2000 and beyond. However, unanticipated problems could affect our ability to provide services to our customers or interrupt or prevent deliveries from suppliers at the onset of the year 2000. As a result, we could suffer a material adverse impact to our business, financial position and results of operation due to a loss of revenue, legal claims or extra expenses caused by unanticipated year 2000 computer problems.

                            PART II-OTHER INFORMATION

Item 1.  Legal Proceedings
                    There has been no material change in the status of any litigation from that reported in the Form 10-K for the year ended April 30, 1999, nor has any other material litigation been initiated.

Item 2.  Changes in Securities
         On July 12, 1999, Laser Vision's Board of Directors approved a 2-for-1 stock split effective August 9, 1999 to shareholders of record at the close of business on July 23, 1999. The split was effected in the form of a 100% stock dividend.

Item 3.  Defaults upon Senior Securities
                  None

Item 4.  Submission of Matters to a Vote of Security Holders
                  None

Item 5.  Other Information
                  None

Item 6. Reports on Form 8-K during the period covered by this report:
         On July 19, 1999, Laser Vision filed a Report on Form 8-K regarding the 2-for-1 stock split referred to in Item 2, above.

Exhibits - None

                                    Signature

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASER VISION CENTERS, INC.


\s\John J. Klobnak                                             August 24, 1999
------------------------------------                         -------------------
John J. Klobnak                                                        Date
Chairman of the Board and Chief Executive Officer



\s\B. Charles Bono III                                          August 24, 1999
------------------------------------                        -------------------
B. Charles Bono III                                                    Date
Chief Financial Officer and
Principal Accounting Officer