Form 10-Q
period 1999-10-31
LASER VISION CENTERS INC
filed 1999-12-08
CIK 861875

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


      X - QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE SECURITIES
     ---       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                                OCTOBER 31, 1999


                         Commission file number 1-10629
                                                -------

                           LASER VISION CENTERS, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                              43-1530063
                   --------                              ----------
       (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)              identification number)

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

Common Stock outstanding as of December 2, 1999 - 25,204,633 shares

                           LASER VISION CENTERS, INC.
              FORM 10-Q FOR QUARTERLY PERIOD ENDED OCTOBER 31, 1999
                                      INDEX


         PART OR ITEM                                                                                PAGE

Part I. FINANCIAL STATEMENTS (unaudited)

Item 1.  Interim Consolidated Financial Statements

         Consolidated Balance Sheet  - October 31, 1999 and April 30, 1999.............................3-4

         Consolidated Statement of Operations - Three months and six months ended October 31, 1999 and 1998.................................................................5

         Consolidated Statement of Cash Flow - Six months
         ended October 31, 1999 and 1998...............................................................6-7

         Consolidated Statement of Changes in Stockholders' Equity - Six months ended October 31, 1999..........................................................................8

         Notes to Interim Consolidated Financial Statements...........................................9-11

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

         Liquidity and Capital Resources.............................................................12-14
         Results of Operations.......................................................................14-19

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................................20

Item 2.  Changes in Securities..........................................................................20

Item 3.  Defaults upon Senior Securities................................................................20

Item 4.  Submission of Matters to a
         Vote of Security Holders.......................................................................20

Item 5.  Other Information..............................................................................20

Item 6.  Reports on Form 8-K............................................................................20

Signatures..............................................................................................20

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                        (UNAUDITED)
                                                                        OCTOBER 31,                     April 30,
                                                                           1999                           1999
CURRENT ASSETS
--------------
         Cash and cash equivalents                                       $24,066,000                    $ 8,173,000
         Short-term investments                                           37,203,000                              -
         Accounts receivable, net                                         10,041,000                      8,540,000
         Inventory                                                         4,006,000                      2,723,000
         Deferred tax asset                                                3,375,000                      1,755,000
         Prepaid expenses and
           other current assets                                            2,631,000                      1,713,000
         Restricted cash                                                           -                        507,000
                                                                        ------------                    -----------

                                    Total Current Assets                  81,322,000                     23,411,000

EQUIPMENT
---------
         Laser equipment                                                  27,111,000                     21,795,000
         Medical equipment                                                 4,645,000                      3,274,000
         Mobile equipment                                                  9,729,000                      7,611,000
         Furniture and fixtures                                            2,226,000                      1,722,000
         Accumulated depreciation                                        (17,366,000)                   (13,419,000)
                                                                        ------------                    -----------

                                    Total Equipment, Net                  26,345,000                     20,983,000

OTHER ASSETS
------------
         Goodwill, net                                                     6,853,000                      7,148,000
         Tradename and service mark costs, net                                84,000                         93,000
         Deferred contract rights                                            365,000                        451,000
         Rent deposits and other, net                                         82,000                        478,000
         Restricted cash                                                           -                        625,000
                                                                        ------------                    -----------

                                    Total Other Assets                     7,384,000                      8,795,000
                                                                        ------------                    -----------

                                            Total Assets                $115,051,000                    $53,189,000
                                                                        ============                    ===========


See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                         (UNAUDITED)
                                                                          OCTOBER 31,                    April 30,
                                                                             1999                          1999
CURRENT LIABILITIES
-------------------
         Current portion of notes payable                                 $5,472,000                     $4,552,000
         Current portion of capitalized
           lease obligations                                               1,155,000                      1,290,000
         Accounts payable                                                  6,855,000                      5,185,000
         Taxes payable                                                       549,000                        266,000
         Accrued compensation                                              1,716,000                      2,004,000
         Other accrued liabilities                                         2,517,000                      3,009,000
                                                                        ------------                    -----------
                                    Total Current Liabilities             18,264,000                     16,306,000

NON-CURRENT LIABILITIES
-----------------------

         Notes payable                                                     5,081,000                      5,687,000
         Capitalized lease obligations                                     2,178,000                      2,097,000
                                                                        ------------                    -----------

                           Total Non-Current Liabilities                   7,259,000                      7,784,000

MINORITY INTEREST                                                            788,000                        352,000

COMMITMENTS AND CONTINGENCIES

SERIES B CONVERTIBLE PREFERRED STOCK WITH
 MANDATORY REDEMPTION PROVISIONS                                           2,188,000                      2,086,000

STOCKHOLDERS' EQUITY
--------------------
         Common stock, par value of $.01 per share, 50,000,000 shares authorized; 25,200,058 and 21,369,576 shares issued
            and outstanding, respectively                                    252,000                        214,000
         Warrants and options                                                975,000                      1,213,000
         Paid-in capital                                                 102,724,000                     50,701,000
         Accumulated deficit                                             (17,399,000)                   (25,467,000)
                                                                        ------------                    -----------
                                    Total Stockholders' Equity            86,552,000                     26,661,000
                                                                        ------------                    -----------

                  Total Liabilities and Stockholders' Equity            $115,051,000                    $53,189,000
                                                                        ============                    ===========

See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                          Three Month Period                   Six Month Period
                                                          Ended October 31,                     Ended October 31,
                                                           1999           1998               1999              1998
REVENUES                                               $20,835,000     $10,402,000        $41,834,000       $19,512,000

COST OF REVENUES
  Royalty fees and professional
      medical services                                   6,697,000       3,481,000         13,580,000         6,906,000
  Depreciation and amortization                          2,175,000       1,220,000          4,123,000         2,353,000
  Other costs                                            5,221,000       2,046,000         10,186,000         3,732,000
                                                       -----------     -----------        -----------       -----------

                           GROSS PROFIT                  6,742,000       3,655,000         13,945,000         6,521,000
                                                       -----------     -----------        -----------       -----------
Selling, general and
   administrative expenses                               3,884,000       2,512,000          8,011,000         4,878,000
                                                       -----------     -----------        -----------       -----------

         INCOME FROM OPERATIONS                          2,858,000       1,143,000          5,934,000         1,643,000

Other income (expenses)
   Minority interests in net income                        (93,000)                          (181,000)
   Interest and other income                               841,000          93,000          1,538,000           194,000
   Interest and other expense                             (261,000)       (278,000)          (560,000)         (547,000)
                                                       -----------     -----------        -----------       -----------

         INCOME BEFORE TAXES                             3,345,000         958,000          6,731,000         1,290,000

Income tax benefit                                         590,000               -          1,337,000                 -
                                                       -----------     -----------        -----------       -----------

         NET INCOME                                      3,935,000         958,000          8,068,000         1,290,000

Deemed preferred dividends                                 (52,000)        (41,000)          (102,000)          (81,000)
                                                       -----------     -----------        -----------       -----------

NET INCOME APPLICABLE TO
  COMMON STOCKHOLDERS                                   $3,883,000        $917,000         $7,966,000        $1,209,000
                                                       ===========     ===========        ===========       ===========

         NET INCOME PER SHARE - BASIC                        $0.15           $0.05              $0.32             $0.06
                                                             =====           =====              =====             =====

         NET INCOME PER SHARE - DILUTED                      $0.14           $0.05              $0.28             $0.06
                                                             =====           =====              =====             =====

Weighted average number of
   common shares outstanding - basic                    25,118,000      19,854,000         24,647,000        19,688,000
                                                       ===========     ===========        ===========       ===========
Weighted average number of
  common shares outstanding - diluted                   28,859,000      21,416,000         28,590,000        21,558,000
                                                       ===========     ===========        ===========       ===========

See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES                                     Six Month Period
CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)                                 Ended October 31,
                                                                            1999                 1998
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
   Net income                                                              $8,068,000           $1,290,000
   Adjustments to reconcile net income to net cash
         provided by operating activities:
            Depreciation and amortization                                   4,665,000            2,596,000
            Deferred income taxes                                          (1,620,000)
            Compensation paid in common stock,
              options or warrants                                             110,000              193,000
            Minority interest in net income of subsidiary                      58,000
            Increase in accounts receivable                                (1,501,000)          (1,640,000)
            (Increase) decrease in inventory                               (1,283,000)             144,000
            Increase in prepaid expenses
                and other current asset increase                             (918,000)            (629,000)
            Increase in accounts payable                                    1,670,000            1,428,000
            Decrease in accrued liabilities                                  (399,000)          (1,349,000)
                                                                          -----------          -----------
Net cash provided by operating activities                                   8,850,000            2,033,000

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
   Purchase of short-term investments                                     (90,314,000)
   Sale of short-term investments                                          53,111,000
   Acquisition of equipment                                                (4,010,000)          (1,533,000)
   Business acquisition                                                       (74,000)            (468,000)
   Proceeds from sale of minority interest                                    276,000
   Other, net                                                                 (16,000)               4,000
                                                                          -----------          -----------
Net cash used in investing activities                                     (41,027,000)          (1,997,000)

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Proceeds from secondary stock offering                                     44,150,000
Stock offering costs                                                         (104,000)
Proceeds from exercise of stock options and warrants                        8,267,000            1,503,000
Return of restricted cash                                                   1,132,000               98,000
Principal payments under capitalized
   lease obligations and notes payable                                     (5,375,000)          (1,576,000)
                                                                          -----------          -----------
Net cash provided by financing activities                                  48,070,000               25,000
                                                                          -----------          -----------
                  NET INCREASE IN CASH
                           AND CASH EQUIVALENTS                            15,893,000               61,000

Cash and cash equivalents at beginning of period                            8,173,000            8,430,000
                                                                          -----------          -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $24,066,000          $ 8,491,000
                                                                          ===========          ===========



See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES                                       Six Month Period
CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)                                   Ended October 31,
                                                                              1999                  1998
      Non-cash investing and financing:
      ---------------------------------
         Capital lease obligations and notes payable related
              to laser and equipment purchases                             $5,635,000              $620,000
         Accrued and deferred stock offering costs                            412,000
         Deemed preferred dividends                                           102,000                81,000


See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY (UNAUDITED)

                                            Common Stock
                                            $.01 Par Value
                                            --------------                        Warrants                          Total
                                                                   Paid-in          and         Accumulated      Shareholders'
                                           Shares      Amount       Capital       Options         Deficit           Equity
Balance-
   April 30, 1999                        10,684,788   $107,000    $50,808,000    $1,213,000     ($25,467,000)     $26,661,000

Stock Offering                            1,000,000     10,000     43,624,000                                      43,634,000

Accretion of warrants and options                                                    17,000                            17,000

Exercise of
warrants and options                      1,052,289     10,000      8,519,000      (262,000)                        8,267,000

Dividends accrued
on convertible
preferred stock                                                      (102,000)                                       (102,000)

Stock split                              12,462,981    125,000       (125,000)

Warrants and
options issued                                                                        7,000                             7,000

Net income for the
six month period
ended October 31, 1999                                                                             8,068,000        8,068,000
                                         ----------   --------   ------------      --------     ------------      -----------
Balance -
   October 31, 1999                      25,200,058   $252,000   $102,724,000      $975,000     ($17,399,000)     $86,552,000
                                         ==========   ========   ============      ========     ============      ===========


See notes to interim consolidated financial statements

                   LASER VISION CENTERS, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 1999
                                   (Unaudited)

Item 1.
1. The information contained in the interim consolidated financial statements and footnotes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and related notes thereto contained in the April 30, 1999 Annual Report on Form 10-K filed by Laser Vision Centers, Inc. ("Laser Vision") with the Securities and Exchange Commission. The unaudited interim consolidated financial statements as of October 31, 1999, and for the three and six month periods ended October 31, 1999 and October 31, 1998, include all normal recurring adjustments which management considers necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. The interim consolidated financial statements include the accounts and transactions of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

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

         The exercise of other warrants and options increased total warrant and option proceeds for the six months ended October 31, 1999 to $8.3 million.

3. On July 12, 1999, Laser Vision's Board of Directors approved a 2-for-1 stock split effective August 9, 1999 to stockholders of record at the close of business on July 23, 1999. The split was effected in the form of a 100% stock dividend on August 9, 1999. All earnings per share calculations reflect this split retroactively as if it had occurred on May 1, 1998.

4. The net income per share was computed as described below using the "Weighted average number of common shares outstanding - basic" during each period.

         "Weighted average number of common shares outstanding - diluted" for the three and six month periods ended October 31, 1999 include the dilutive effects of warrants and options using the treasury stock method and the Series B Convertible Preferred Stock. For the periods ended October 31, 1998, preferred stock was anti-dilutive. For the three and six month periods ended October 31, 1999, dilutive warrants and options were calculated using an average market price of $19.27 and $22.70, respectively, per common share. As of October 31, 1999, 4.75 million warrants and options with exercise prices below $16.00 per share were outstanding and had an average exercise price of about $6.00 each. Diluted per share calculations follow:

                                                      Three Month Period                     Six Month Period
                                                        Ended October 31,                    Ended October 31,
                                                     1999              1998               1999               1998

Net income                                          3,935,000        958,000            8,068,000          1,290,000
Deemed preferred dividends                            (52,000)       (41,000)            (102,000)           (81,000)
                                                   ----------     ----------           ----------         ----------

         Net income applicable to
             common stockholders                    3,883,000        917,000            7,966,000          1,209,000

Weighted average number of
 common shares outstanding-basic                   25,118,000     19,854,000           24,647,000         19,688,000
Dilutive securities
   Warrants and options                             2,843,000      1,562,000           3,050,0000          1,890,000
   Preferred stock                                    898,000            n/a              893,000                n/a
                                                   ----------     ----------           ----------         ----------

Weighted average number of
 common shares outstanding-diluted                 28,859,000     21,416,000           28,590,000         21,558,000
Net Income per share - diluted                          $0.14          $0.05                $0.28             $0.06

5. During the three months ended October 31, 1999, management continued to reassess the likelihood of Laser Vision realizing deferred tax assets as a result of Laser Vision's improving levels of and trend in profitability. For the three and six month periods ended October 31, 1999, Laser Vision recognized a net tax benefit of $590,000 and $1,337,000, respectively, on pretax income of $3,345,000 and $6,731,000, respectively. The net tax benefit principally reflects the benefit of the reduction in the valuation allowance on deferred tax assets for the portion of the net operating loss ("NOL") carryforwards which will more likely than not be realized in the next four quarters. Accordingly, the net tax benefit was recognized as a current asset at October 31, 1999. As NOL carryforwards are not available in all states where Laser Vision operates, a current tax provision of approximately $100,000 and $300,000, respectively, was recorded in "Taxes payable" for estimated state liabilities for the three and six month periods ended October 31, 1999.

6. Short-term investments have an original maturity of more than three months and a remaining maturity of less than one year. These investments are stated at cost as it is the intent of Laser Vision to hold these securities until maturity. The fair market value of short-term investments approximates book value at October 31, 1999.

7. The table below presents information about net income and segment assets used by the chief operating decision maker of Laser Vision as of and for the periods ended October 31, 1999 and 1998:

                                        North American          Other
                                           Refractive         Refractive       Cataract         Reconciling       TOTAL
THREE MONTHS ENDED OCTOBER 31, 1999
-----------------------------------
REVENUE                                   $16,982,000          $863,000       $2,990,000       $         -      $20,835,000
Interest and other income                                                                          841,000          841,000
Interest and other expense                                                                        (261,000)        (261,000)
Income before taxes                         3,033,000           118,000          600,000          (406,000)       3,345,000
Income tax benefit                                                                                 590,000          590,000
NET INCOME                                  3,033,000           118,000          600,000           184,000        3,935,000

Three months ended October 31, 1998
-----------------------------------

Revenue                                     9,844,000           558,000                -                 -       10,402,000
Interest and other income                                                                           93,000           93,000
Interest and other expense                                                                        (278,000)        (278,000)
Income before taxes                         1,865,000            72,000                -          (979,000)         958,000
Income tax benefit                                                                                       -                -
Net income                                  1,865,000            72,000                -          (979,000)         958,000

SIX MONTHS ENDED OCTOBER 31, 1999
---------------------------------

REVENUE                                    34,528,000         1,446,000        5,860,000                 -       41,834,000
Interest and other income                                                                        1,538,000        1,538,000
Interest and other expense                                                                        (560,000)        (560,000)
Income before taxes                         6,736,000            89,000          976,000        (1,070,000)       6,731,000
Income tax benefit                                                                               1,337,000        1,337,000
NET INCOME                                  6,736,000            89,000          976,000           267,000        8,068,000

Six months ended October 31, 1998
---------------------------------

Revenue                                    18,500,000         1,012,000                -                 -       19,512,000
Interest and other income                                                                          194,000          194,000
Interest and other expense                                                                        (547,000)        (547,000)
Income before taxes                         3,277,000           (76,000)               -        (1,911,000)       1,290,000
Income tax benefit                                                                                       -                -
Net income                                 $3,277,000          $(76,000)      $        -       $(1,911,000)      $1,290,000

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

         The discussion set forth below analyzes certain factors and trends related to the financial results for the three and six month periods ended October 31, 1999 and 1998. This discussion should be read in conjunction with the related consolidated financial statements and notes to the consolidated financial statements.

ITEM 2.
(A)      LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended July 31, 1999, Laser Vision completed an underwritten public stock offering raising $43.6 million net of offering costs. While we currently have no specific plan for the net proceeds we received from this offering, we will likely use the proceeds for the purchase of additional equipment and funding for possible future strategic acquisitions. We currently have no agreements or understandings with respect to any material future acquisition. Until we use the proceeds for business purposes, we are investing the net proceeds in short-term, government securities and other investment-grade, interest-bearing securities.

In addition, during the six months ended October 31, 1999 Laser Vision received $8.3 million in proceeds from the exercise of warrants and options. Cash and cash equivalents increased 194% or $15.9 million to $24.1 million at October 31, 1999 from $8.2 million at April 30, 1999. Short-term investments maturing in less than one year increased to $37.2 million at October 31, 1999 from $0 at April 30, 1999. The ratio of current assets to current liabilities at October 31, 1999 was 4.45 to one, compared to 1.44 to one at April 30, 1999.

Cash Flows from Operating Activities

Net cash provided by operating activities increased by $6.8 million to $8.9 million for the six months ended October 31, 1999 from $2.0 million for the six months ended October 31, 1998, primarily reflecting the growth of the Company's business and profitability. The cash flows provided by operating activities during the six months ended October 31, 1999 primarily represent the net income in this period plus depreciation and amortization and the net increase in current liabilities, less increases in accounts receivable, inventory, prepaid expenses and other current assets and deferred taxes. The cash flows provided by operating activities during the six months ended October 31, 1998 primarily represent the net income in this period plus depreciation and amortization, less increases in accounts receivable, inventory and prepaid expenses and other current assets.

Cash Flows from Investing Activities

Net cash used for investing activities increased by $39.0 million to $41.0 million for the six months ended October 31, 1999 from $2.0 million for the six months ended October 31, 1998. Cash used for investing during the six months ended October 31, 1999 was used to acquire short-term investments and acquire equipment partially offset by the sale of minority interests. Cash used for investing during the six months ended October 31, 1998 was used to acquire Refractive Surgical Resources (RSR) and to acquire equipment for the expanding U.S. market. In certain markets Laser Vision intends to enter into partnerships with key surgeons as a means of securing long-term contracts with these surgeons. These partnerships, in which Laser Vision would own a controlling interest, require additional acquisitions of equipment offset by proceeds from sale of minority interests.

Cash Flows from Financing Activities

Net cash provided by financing activities increased by $48.0 million to $48.1 million for the six months ended October 31, 1999 from $25,000 for the six months ended October 31, 1998. Cash provided by financing during the six months ended October 31, 1999 was primarily provided by the underwritten public stock offering, the exercise of stock options and warrants and the return of restricted cash and was partially offset by principal payments under capitalized lease obligations and notes payable. Cash provided by financing during the six months ended October 31, 1998 was primarily provided by proceeds from exercise of stock options and warrants offset by principal payments under capitalized lease obligations and notes payable.

Taxes

During fiscal 1999 Laser Vision began recognizing deferred tax assets related to NOL carryforwards as management believed it was more likely than not that they will be realized before expiration. These NOL carryforwards could be fully utilized for book purposes during the next twelve months. A portion of the tax benefit from the NOL carryforwards will be directly reflected in stockholders' equity upon release of the valuation allowance. This tax benefit relates to certain equity transactions that did not impact operating results, such as those arising from the exercise of non-qualified stock options and warrants.

As net operating losses are not available in all states where Laser Vision operates, a current tax provision of about $100,000 and $300,000, respectively, has been recorded for the three and six months ended October 31, 1999.

Future operations

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

(B)      RESULTS OF OPERATIONS

         The following table breaks out revenue by source. This table also includes "net revenue contribution." Net revenue contribution is revenue less license fees paid to VISX, Incorporated, the supplier of our lasers, and amounts paid to eye surgeons for professional medical services rendered at some of our fixed laser sites. Management believes that net revenue contribution provides relevant and useful information to investors because it reflects the dollars available to cover Laser Vision's fixed and variable costs after excluding variable costs which Laser Vision pays to third parties. Net revenue contribution should not be considered as an alternative to gross profit, operating income and net income as a measure of profitability. Finally, the table includes certain profitability amounts as a percentage of total revenue and net revenue contribution.

                                                               THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                    OCTOBER 31,                        OCTOBER 31,
                                                               1999              1998             1999             1998
REVENUE
         North American refractive                          $16,982,000       $9,844,000       $34,528,000       18,500,000
         Other refractive                                       863,000          558,000         1,446,000        1,012,000
         Cataract                                             2,990,000                -         5,860,000
                                                            -----------       ----------       -----------       ----------
TOTAL REVENUE                                                20,835,000       10,402,000        41,834,000       19,512,000
         Royalty fees and professional
           medical services                                   6,697,000        3,481,000        13,580,000        6,906,000
Revenue less royalty fees and professional
         medical services,  "net revenue
         contribution"                                       14,138,000        6,921,000        28,254,000       12,606,000
Gross profit                                                  6,742,000        3,655,000        13,945,000        6,521,000
         % of total revenue                                          32%              35%               33%              33%
         % of net revenue contribution                               48%              53%               49%              52%
Income from operations                                        2,858,000        1,143,000         5,934,000        1,643,000
         % of total revenue                                          14%              11%               14%               9%
         % of net revenue contribution                               20%              17%               21%              13%
Net income before taxes                                       3,345,000          958,000         6,731,000        1,290,000
         % of total revenue                                          16%               9%               16%               7%
         % of net revenue contribution                               24%              14%               24%              10%

QUARTER ENDED OCTOBER 31, 1999 COMPARED TO QUARTER ENDED OCTOBER 31, 1998

Laser Vision has continued to provide excimer laser access to additional sites throughout the U.S. In addition, the acquisition of RSR on September 1, 1998 has enabled us to provide microkeratome access, and the acquisition of Midwest Surgical Services on December 4, 1998 has allowed us to provide mobile cataract services. Our strategy now anticipates the establishment of more fixed sites and the signing of other contractual agreements with ophthalmic surgeons.

Revenues

Total revenues increased by 100%, or $10.4 million, to $20.8 million for the three months ended October 31, 1999 from $10.4 million for the three months ended October 31, 1998. Total refractive procedures increased by 87% to 23,543 for the three months ended October 31, 1999 from 12,622 for the three months ended October 31, 1998. Total refractive procedures in future quarters are expected to increase at a lower rate.

The increase in revenue is attributable to a $7.1 million increase in North American refractive revenue, a $0.3 million increase in other refractive revenue and $3.0 million of cataract revenue. The increase in North American revenue was attributable to an increase of 28 U.S. lasers in operation to 59 lasers at October 31, 1999 from 30 lasers at October 31, 1998. The cataract revenue is a result of the acquisition of Midwest Surgical Services (MSS) as of December 4, 1998

Cost of Revenues/Gross Profit

Cost of revenues increased by 109%, or $7.3 million, to $14.1 million for the three months ended October 31, 1999 from $6.7 million for the three months ended October 31, 1998. This was primarily due to an increase of $2.7 million in total domestic royalties, an increase of $1.1 million in mobile laser engineer salaries and travel costs, an increase of $0.6 million in professional medical services, an increase of $0.6 million in depreciation and $1.9 million of costs related to the cataract business pursuant to the MSS acquisition in December 1998. The increases in royalty expenses, salaries and travel, professional medical services, and depreciation are primarily due to increased lasers and refractive procedure volume.

Total gross profit increased by 84%, or $3.1 million, to $6.7 million for the three months ended October 31, 1999 from $3.7 million for the three months ended October 31, 1998. The variable gross profit, excluding depreciation, increased by 83%, or $4.0 million, to $8.9 million for the three months ended October 31, 1999 from $4.9 million for the three months ended October 31, 1998. This was primarily due to increased procedures performed at an increased number of sites. As a percentage of total revenue, total gross profit decreased to 32% from 35% for the three months ended October 31, 1999 and 1998, respectively. This decline is primarily due to lower average sales prices to the surgeon user of our equipment, particularly in newer domestic fixed sites.

Operating Expenses

Selling, general and administrative expenses increased by 55%, or $1.4 million, to $3.9 million for the three months ended October 31, 1999 from $2.5 million for the three months ended October 31, 1998. The increase was attributed to new operating expenses related to the cataract business of $0.5 million, an increase in marketing expenditures of $0.3 million and an increase in general and administrative expenses of $0.5 million. Selling, general and administrative expenses as a percentage of revenue decreased to 19% from 24% for the three months ended October 31, 1999 and 1998, respectively, due to the leverage obtained in implementing our low fixed cost business model.

Income from Operations

The income from operations increased by $1.7 million to $2.9 million for the three months ended October 31, 1999 from $1.1 million for the three months ended October 31, 1998. This was primarily related to increased domestic refractive profitability and the effects of the acquisition of MSS in December 1998 as described above.

Other Income (Expenses)

Higher interest income and lower interest expense partially offset by higher minority interests in net income of subsidiaries caused a $672,000 increase in other income (expense) to a net $487,000 of income during the three months ended October 31, 1999 from a net $185,000 expense during the three months ended October 31, 1998. This was primarily due to the interest income earned on the proceeds from the underwritten public stock offering and option and warrant exercises.

Taxes

Income tax benefit increased $590,000 to $590,000 for the three months ended October 31, 1999 from $0 for the three months ended October 31, 1998. Based upon Laser Vision's improving levels of and trend in profitability, management has reassessed the likelihood of realizing deferred tax assets and has recorded a tax benefit reducing the valuation allowance on the deferred tax assets related to the NOL carryforwards.

SIX MONTHS ENDED OCTOBER 31, 1999 COMPARED TO SIX MONTHS ENDED OCTOBER 31, 1998

Revenues

Total revenue increased by 114%, or $22.3 million, to $41.8 million for the six months ended October 31, 1999 from $19.5 million for the six months ended October 31, 1998. Total refractive procedures increased by 97% to 47,000 for the six months ended October 31, 1999 from 23,805 for the six months ended October 31, 1998.

The increase in revenue is attributable to a $16.0 million increase in North American refractive revenue, a $0.4 million increase in other refractive revenue and $5.9 million of cataract revenue. The increase in North American revenue was attributable to an increase of 28 U.S. lasers in operation to 59 lasers at October 31, 1999 from 30 lasers at October 31, 1998. The cataract revenue is a result of the acquisition of MSS as of December 4, 1998.

Cost of Revenues/Gross Profit

Cost of revenues increased by 115%, or $14.9 million, to $27.9 million for the six months ended October 31, 1999 from $13.0 million for the six months ended October 31, 1998. This was primarily due to an increase of $5.7 million in total domestic royalties, an increase of $2.3 million in mobile laser engineer salaries and travel costs, an increase of $0.8 million in professional medical services, a $1.1 million increase in depreciation, a $0.7 million increase in gases, medical supplies and maintenance and $2.2 million of costs related to the cataract business pursuant to the MSS acquisition in December 1998. The increases in royalty expenses, salaries and travel, professional medical services, depreciation, and gases, medical supplies and maintenance are primarily due to increased lasers and refractive procedure volume.

Total gross profit increased by 114%,or $7.4 million, to $13.9 million for the six months ended October 31, 1999 from $6.5 million for the six months ended October 31, 1998. The variable gross profit, excluding depreciation, increased by 104%, or $9.2 million, to $18.1 million for the six months ended October 31, 1999 from $8.9 million for the six months ended October 31, 1998. This was primarily due to increased procedures performed at an increased number of sites. As a percentage of total revenue, total gross profit remained consistent at 33% for the six month periods ended October 31, 1999 and 1998.

Operating Expenses

Selling, general and administrative expenses increased by 64%, or $3.1 million, to $8.0 million for the six months ended October 31, 1999 from $4.9 million for the six months ended October 31, 1998. The increase was attributed to new operating expenses related to the cataract business of $1.1 million, increased general and administrative expenses of $0.6 million, increased salaries and related expenses of $0.8 million and increased selling and marketing expenses of $0.5 million. Selling, general and administrative expenses as a percentage of revenue decreased to 19% from 25% for the six months ended October 31, 1999 and 1998, respectively, due to the leverage obtained in implementing our low fixed cost business model.

Income from Operations

The income from operations increased by $4.3 million to $5.9 million for the six months ended October 31, 1999 from $1.6 million for the six months ended October 31, 1998. This was primarily related to increased domestic profitability and the effects of the acquisition of MSS in December 1998.

Other Income (Expenses)

Higher interest income partially offset by higher interest expense and by higher minority interests in net income of subsidiaries caused a $1,150,000 increase in other income (expense) to a net $797,000 of income during the six months ended October 31, 1999 from a net $353,000 of expense during the six months ended October 31, 1998. This was primarily due to the interest income earned on the proceeds from the underwritten public stock offering and option and warrant exercises.

Taxes

Income tax benefit increased $1,337,000 to $1,337,000 for the six months ended October 31, 1999 from $0 for the six months ended October 31, 1998. Based upon Laser Vision's improving levels of and trend in profitability, management has reassessed the likelihood of realizing deferred tax assets and has recorded a tax benefit reducing the valuation allowance on the deferred tax assets related to the NOL carryforwards.

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

Suppliers: We have been surveying existing suppliers about the ability of their systems and products to properly handle dates for the year 2000 and beyond. VISX, the manufacturer of Laser Vision's excimer lasers, has advised us that its lasers will remain fully functional from a medical standpoint through the year 2000 and beyond. VISX has upgraded the laser systems and has advised us that they will now properly print and store patient report dates for procedures performed in the year 2000 or beyond. We have tested 29 of 55 lasers (according to VISX testing specifications) and all have passed.

The cataract equipment used by MSS and the microkeratome equipment used for the LASIK procedure are not affected by the Year 2000 situation and will remain fully functional from a medical viewpoint according to the cataract and microkeratome equipment manufacturers.

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

Our key applications which include MS Exchange Server, Solomon for Windows, and MS Office 97 are Y2K compliant in the latest version/service pack.

Our Mitel SX-200 telephone system is year 2000 compliant. Our Octel Aria 250 voicemail system is Y2K compliant.

Our computer hardware, which is all PC based, is year 2000 compliant with the exception of a few older personal computers. The hardware used to control our LAN is year 2000 compliant. We have purchased relacement computers for those PC's that failed BIOS rollover testing. All replacement PC's will be in place prior to the new year.

We have received notification from the owners and managers of our St. Louis facility that it is year 2000 compliant with regards to building security, heating, and lighting controls.

Costs to Address Year 2000 Issues

We expect that any remaining costs for Year 2000 compliance will be less than $25,000 and that the majority of these disbursements will be for equipment purchases and therefore will be capitalized and depreciated. The total anticipated costs for Year 2000 compliance (past and future) is expected to be less than $150,000. However, we may spend more money than we have estimated and this could have an adverse effect on our results of operations and financial condition. At this stage in the assessment process, we do not believe that the Year 2000 issue will impact our financial position, results of operations or cash flows in future periods. There can be no assurance that operating problems or expenses related to the Year 2000 issue will not arise with our computer systems and software or that our customers or suppliers will be able to resolve their Year 2000 issues in a timely manner. Accordingly, we plan to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.

Contingency Plans

As we completed our internal review and external surveys we prepared contingency plans for the problems that we believe are reasonably likely to arise. However, despite our best efforts, we may not anticipate all problems that may ultimately arise.

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

Item 2.  Changes in Securities
                  None

Item 3.  Defaults upon Senior Securities
                  None

Item 4.  Submission of Matters to a Vote of Security Holders
                  At the Annual Meeting of Shareholders on October 28, 1999, shareholders elected five members of the Board of Directors, approved PricewaterhouseCoopers LLP as the Company's independent public accountants, approved a 3,000,000 share increase in the common stock available in the Non-Qualified Warrant Plan, and approved a new Employee Stock Purchase Plan.

Item 5.  Other Information
                  None

Item 6. Reports on Form 8-K during the period covered by this report:
                  None

Exhibits - None

                                   Signatures
                                   ----------
Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASER VISION CENTERS, INC.


\s\John J. Klobnak                                        December 8, 1999
-------------------------------------                  -----------------------
John J. Klobnak                                                 Date
Chairman of the Board and Chief Executive Officer



\s\B. Charles Bono, III                                   December 8, 1999
-------------------------------------                  -----------------------
B. Charles Bono                                                 Date
Chief Financial Officer and
Principal Accounting Officer