Form 10-Q
period 2000-01-31
LASER VISION CENTERS INC
filed 2000-03-16
CIK 861875

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


      X-QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE SECURITIES
               EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                                JANUARY 31, 2000


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


                                 (314) 434-6900
                                 --------------
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

Common Stock outstanding as of March 7, 2000 - 25,372,590 shares

                           LASER VISION CENTERS, INC.
              FORM 10-Q FOR QUARTERLY PERIOD ENDED JANUARY 31, 2000
                                      INDEX



         PART OR ITEM                                                                                PAGE
Part I.  FINANCIAL STATEMENTS (unaudited)

Item 1.  Interim Consolidated Financial Statements

         Consolidated Balance Sheet  - January 31, 2000 and April 30, 1999.............................3-4

         Consolidated Statement of Operations - Three months and nine months ended January 31, 2000 and 1999.................................................................5

         Consolidated Statement of Cash Flow - Nine months
         ended January 31, 2000 and 1999...............................................................6-7

         Consolidated Statement of Changes in Stockholders' Equity - Nine months ended January 31, 2000..........................................................................8

         Notes to Interim Consolidated Financial Statements...........................................9-12

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

         Liquidity and Capital Resources.............................................................13-15
         Results of Operations.......................................................................15-21

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................................22

Item 2.  Changes in Securities..........................................................................22

Item 3.  Defaults upon Senior Securities................................................................22

Item 4.  Submission of Matters to a
         Vote of Security Holders.......................................................................22

Item 5.  Other Information..............................................................................22

Item 6.  Reports on Form 8-K and exhibits...............................................................22



Signatures..............................................................................................23

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                         (UNAUDITED)
                                                                         JANUARY 31,                      April 30,
                                                                               2000                           1999
CURRENT ASSETS
         Cash and cash equivalents                                       $24,061,000                    $ 8,173,000
         Short-term investments                                           36,964,000                              -
         Accounts receivable, net                                         10,559,000                      8,540,000
         Inventory                                                         2,862,000                      2,723,000
         Deferred tax asset                                                4,050,000                      1,755,000
         Prepaid expenses and
           other current assets                                            1,374,000                      1,713,000
         Restricted cash                                                           -                        507,000
                                                                         -----------                    -----------

                                    Total Current Assets                  79,870,000                     23,411,000

EQUIPMENT
         Laser equipment                                                  29,223,000                     21,795,000
         Medical equipment                                                 4,931,000                      3,274,000
         Mobile equipment                                                 10,299,000                      7,611,000
         Furniture and fixtures                                            2,465,000                      1,722,000
         -Accumulated depreciation                                       (19,928,000)                   (13,419,000)
                                                                         -----------                    -----------

                                    Total Equipment, Net                  26,990,000                     20,983,000

OTHER ASSETS
         Goodwill, net                                                     6,682,000                      7,148,000
         Tradename and service mark costs, net                                78,000                         93,000
         Deferred contract rights                                            567,000                        451,000
         Note receivable                                                     170,000
         Rent deposits and other, net                                         80,000                        478,000
         Restricted cash                                                           -                        625,000
                                                                         -----------                      ---------

                                    Total Other Assets                     7,577,000                      8,795,000
                                                                           ---------                      ---------

                                            Total Assets                $114,437,000                    $53,189,000
                                                                        ============                    ===========


See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                       (UNAUDITED)
                                                                       JANUARY 31,                       April 30,
                                                                             2000                            1999
CURRENT LIABILITIES
         Current portion of notes payable                                 $5,631,000                     $4,552,000
         Current portion of capitalized
           lease obligations                                               1,062,000                      1,290,000
         Accounts payable                                                  5,165,000                      5,185,000
         Taxes payable                                                       726,000                        266,000
         Accrued compensation                                              1,297,000                      2,004,000
         Other accrued liabilities                                         1,952,000                      3,009,000
                                                                         -----------                    -----------
                                    Total Current Liabilities             15,833,000                     16,306,000

NON-CURRENT LIABILITIES

         Notes payable                                                     4,784,000                      5,687,000
         Capitalized lease obligations                                     2,016,000                      2,097,000
                                                                         -----------                      ---------

                           Total Non-Current Liabilities                   6,800,000                      7,784,000

MINORITY INTEREST                                                          1,021,000                        352,000

COMMITMENTS AND CONTINGENCIES

SERIES B CONVERTIBLE PREFERRED STOCK WITH
 MANDATORY REDEMPTION PROVISIONS                                           2,241,000                      2,086,000

STOCKHOLDERS' EQUITY
         Common stock, par value of $.01 per
            share, 50,000,000 shares authorized;
            25,289,065 and 21,369,576 shares issued
            and outstanding, respectively                                    253,000                        214,000
         Warrants and options                                                915,000                      1,213,000
         Paid-in capital                                                 103,236,000                     50,701,000
         Accumulated deficit                                             (15,862,000)                   (25,467,000)
                                                                        ------------                    -----------
                                    Total Stockholders' Equity            88,542,000                     26,661,000
                                                                          ----------                     ----------
                  Total Liabilities and Stockholders' Equity            $114,437,000                    $53,189,000
                                                                        ============                    ===========

See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                                Three Month Period                        Nine Month Period
                                                                 Ended January 31,                        Ended January 31,
                                                             2000                 1999                2000                 1999
REVENUES                                                $ 22,510,000         $ 14,062,000         $ 64,343,000         $ 33,574,000

COST OF REVENUES
  Royalty fees and professional
      medical services                                     8,159,000            4,510,000           21,835,000           11,416,000
  Depreciation and amortization                            2,462,000            1,532,000            6,585,000            3,885,000
  Other costs                                              4,699,000            3,313,000           14,788,000            7,045,000
                                                        ------------         ------------         ------------         ------------

                           GROSS PROFIT                    7,190,000            4,707,000           21,135,000           11,228,000
Selling, general and
   administrative expenses                                 4,196,000            3,049,000           12,211,000            7,927,000
Vendor program change expense                              2,433,000                 --              2,433,000                 --
                                                        ------------         ------------         ------------         ------------

         INCOME FROM OPERATIONS                              561,000            1,658,000            6,491,000            3,301,000

Other income (expenses)
   Minority interests in net income                          (16,000)             (22,000)            (197,000)             (22,000)
   Interest and other income                                 805,000              140,000            2,343,000              306,000
   Interest and other expense                               (308,000)            (316,000)            (864,000)            (835,000)
                                                        ------------         ------------         ------------         ------------

         INCOME BEFORE TAXES                               1,042,000            1,460,000            7,773,000            2,750,000
Income tax benefit                                           495,000              802,000            1,832,000              802,000
                                                        ------------         ------------         ------------         ------------

         NET INCOME                                        1,537,000            2,262,000            9,605,000            3,552,000

Deemed preferred dividends                                   (52,000)             (41,000)            (155,000)            (122,000)
                                                        ------------         ------------         ------------         ------------

NET INCOME APPLICABLE TO
  COMMON STOCKHOLDERS                                   $  1,485,000         $  2,221,000         $  9,450,000         $  3,430,000
                                                        ============         ============         ============         ============

         NET INCOME PER SHARE - BASIC                   $       0.06         $       0.11         $       0.38         $       0.17
                                                        ============         ============         ============         ============

         NET INCOME PER SHARE - DILUTED                 $       0.05         $       0.09         $       0.34         $       0.15
                                                        ============         ============         ============         ============

Weighted average number of
   common shares outstanding - basic                      25,239,000           20,588,000           24,844,000           19,974,000
                                                        ============         ============         ============         ============
Weighted average number of
  common shares outstanding - diluted                     28,297,000           24,626,000           28,630,000           23,148,000
                                                        ============         ============         ============         ============


See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)

                                                                                                       Nine Month Period
                                                                                                        Ended January 31,
                                                                                                 2000                       1999
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                             $   9,605,000               $   3,552,000
   Adjustments to reconcile net income to net cash
         provided by operating activities:
            Depreciation and amortization                                                     7,418,000                   4,335,000
            Deferred income taxes                                                            (2,295,000)                   (944,000)
            Compensation paid in common stock,
              options or warrants                                                               355,000                     311,000
            Minority interest in net income of subsidiary                                        19,000                      22,000
            Increase in accounts receivable                                                  (2,019,000)                 (3,343,000)
            Increase in inventory                                                              (139,000)                   (265,000)
            (Increase) decrease in prepaid expenses
                and other current asset increase                                                339,000                    (710,000)
            Increase (decrease) in accounts payable                                             (20,000)                  2,465,000
            Decrease in accrued liabilities                                                  (1,304,000)                 (1,089,000)
                                                                                          -------------               -------------
Net cash provided by operating activities                                                    11,959,000                   4,334,000

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of short-term investments                                                      (106,276,000)
   Sale of short-term investments                                                            69,312,000
   Acquisition of equipment                                                                  (5,871,000)                 (3,905,000)
   Business acquisition                                                                         (74,000)                 (3,214,000)
   Proceeds from sale of minority interests                                                     646,000
   Issuance of note receivable                                                                 (170,000)
   Other, net                                                                                   (14,000)                    (32,000)
                                                                                          -------------               -------------
Net cash used in investing activities                                                       (42,447,000)                 (7,151,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from secondary stock offering                                                       44,150,000
Stock offering costs                                                                           (104,000)
Proceeds from exercise of stock options and warrants                                          8,326,000                   5,578,000
Return of restricted cash                                                                     1,132,000                      96,000
Principal payments under capitalized
   lease obligations and notes payable                                                       (7,128,000)                 (3,015,000)
                                                                                          -------------               -------------
Net cash provided by financing activities                                                    46,376,000                   2,659,000
                                                                                          -------------               -------------
         NET INCREASE IN CASH AND CASH EQUIVALENTS                                           15,888,000                    (158,000)

Cash and cash equivalents at beginning of period                                              8,173,000                   8,430,000
                                                                                          -------------               -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $  24,061,000               $   8,272,000
                                                                                          =============               =============

See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)



                                                                                                           Nine Month Period
                                                                                                           Ended January 31,
                                                                                                     2000                     1999
      Non-cash investing and financing:
         Capital lease obligations and notes payable related
              to laser and equipment purchases                                                    $6,995,000              $2,466,000
            Accrued and deferred stock offering costs                                                412,000
         Deemed preferred dividends                                                                  155,000                 122,000
         Adjustment of value of common stock and
          stock or stock options issued for contract rights                                          250,000                  96,000
         Sale of assets to limited liability partnership                                                                     260,000
         Notes payable issued to acquire RSR and MSS                                                                       3,141,000


See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY (UNAUDITED)


                                               Common Stock
                                              $.01 Par Value                             Warrants                          Total
                                         ------------------------        Paid-in             and       Accumulated     Stockholders'
                                         Shares            Amount        Capital          Options        Deficit          Equity
Balance-
   April 30, 1999                      10,684,788   $     107,000   $  50,808,000   $   1,213,000   ($ 25,467,000)  $  26,661,000

Stock offering                          1,000,000          10,000      43,624,000                                      43,634,000

Acccretion of warrants and options                                                         22,000                          22,000

Exercise of
warrants and options                    1,105,291          11,000       8,642,000        (327,000)                      8,326,000

Stock issued for contract rights           23,400                         250,000                                         250,000

Dividends accrued
on convertible
preferred stock                                                          (155,000)                                       (155,000)

Stock split                            12,462,981         125,000        (125,000)                                             --

Warrants and
options issued                                                              7,000                                           7,000

Shares issued to 401(k) plan
for employees                              12,605                         192,000                                         192,000

Net income for the
nine month period
ended January 31, 2000                                                                                  9,605,000       9,605,000
                                    -------------   -------------   -------------  --------------   -------------   -------------
Balance -
   January 31, 2000                    25,289,065   $     253,000   $ 103,236,000   $     915,000   ($ 15,862,000)  $  88,542,000
                                    =============   =============   =============   =============   =============   =============

See notes to interim consolidated financial statements

                   LASER VISION CENTERS, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 31, 2000
                                   (Unaudited)

Item 1.

1. The information contained in the interim consolidated financial statements and footnotes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and related notes thereto contained in the April 30, 1999 Annual Report on Form 10-K filed by Laser Vision Centers, Inc. ("LaserVision") with the Securities and Exchange Commission. The unaudited interim consolidated financial statements as of January 31, 2000, and for the three and nine month periods ended January 31, 2000 and January 31, 1999, include all normal recurring adjustments which management considers necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. The interim consolidated financial statements include the accounts and transactions of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

2. On February 22, 2000, Visx, Inc. ("Visx"), the manufacturer of most of the lasers owned by LaserVision, announced a new program for its customers, including LaserVision, that included a change in the royalty fee charged by Visx from $250 per procedure to $100 per procedure. Along with this pricing change Visx announced that it will no longer provide procedure cards for enhancements at no charge, nor will they provide credits for procedure cards used for past enhancements or ambassadors. (An enhancement is a procedure subsequent to the initial treatment that is performed to improve the surgical result. An ambassador is a patient who is treated at no charge and is frequently a celebrity or a member of the a surgeon's practice.) In addition, Visx will not exchange the inventory of procedure cards held by LaserVision at a cost of $250 per procedure card for procedure cards at the reduced cost of $100. Accordingly, LaserVision has recorded a one-time charge of approximately $2.4 million in the quarter ended January 31, 2000 for actual and estimated expenses related to enhancements and ambassadors (for procedures performed through January 31, 2000), and reductions in inventory value, which will not be reimbursed by Visx and which LaserVision does not expect to collect from its customers without legal assistance.

3. On May 14, 1999, LaserVision completed an underwritten public stock offering selling 1,000,000 shares of common stock for $46.5 million ($43.6 million net of offering costs). Selling stockholders sold an additional 978,000 shares of which 463,500 shares were sold pursuant to the exercise of options and warrants. 258,000 of the shares sold by selling stockholders were sold pursuant to the Underwriter's exercise of their overallotment option. The exercise of these warrants and options resulted in additional proceeds to LaserVision of $3.6 million.

         The exercise of other warrants and options increased total warrant and option proceeds for the nine months ended January 31, 2000 to $8.3 million.

4. On July 12, 1999, LaserVision's Board of Directors approved a 2-for-1 stock split effective August 9, 1999 to stockholders of record at the close of business on July 23, 1999. The split was effected in the form of a 100% stock dividend on August 9, 1999. All earnings per share calculations reflect this split retroactively as if it had occurred on May 1, 1998.

5. The net income per share was computed as described below using the "Weighted average number of common shares outstanding - basic" during each period.

         "Weighted average number of common shares outstanding - diluted" for the three and nine month periods ended January 31, 2000 and 1999 include the dilutive effects of warrants and options using the treasury stock method and the Series B Convertible Preferred Stock. For the three and nine month periods ended January 31, 2000, dilutive warrants and options were calculated using an average market price of $10.85 and $18.44, respectively, per common share. As of January 31, 2000, 4.5 million warrants and options with exercise prices below $15.00 per share were outstanding and had an average exercise price of about $5.70 each. Diluted per share calculations follow:

                                              Three Month Period                 Nine Month Period
                                               Ended January 31,                  Ended January 31,
                                            2000              1999             2000              1999
Net Income                             $  1,537,000      $  2,262,000      $  9,605,000      $  3,552,000
Deemed preferred dividends                  (52,000)          (41,000)         (155,000)         (122,000)
                                       ------------      ------------      ------------      ------------
         Net Income applicable to
             common stockholders       $  1,485,000      $  2,221,000      $  9,450,000      $  3,430,000

Weighted average number of
 common shares outstanding-basic         25,239,000        20,588,000        24,844,000        19,974,000
Dilutive securities
   Warrants and options                   2,150,000         3,170,000        2,888,0000         2,316,000
    Preferred stock                         908,000           868,000           898,000           858,000
                                       ------------      ------------      ------------      ------------
Weighted average number of
 common shares outstanding-diluted       28,297,000        24,626,000        28,630,000        23,148,000
Net Income per share - diluted         $       0.05      $       0.09      $       0.34      $       0.15


6. During the three months ended January 31, 2000, management continued to reassess the likelihood of LaserVision realizing deferred tax assets as a result of LaserVision's improving levels of and trend in profitability. For the three and nine month periods ended January 31, 2000, LaserVision recognized a net tax benefit of $495,000 and $1,832,000, respectively, on pretax income of $1,042,000 and $7,773,000, respectively. The net tax benefit was recognized as a current asset at January 31, 2000. As NOL carryforwards are not available in all states where LaserVision operates, a current tax provision of approximately $160,000 and $460,000, respectively, was recorded in "Taxes payable" for estimated state liabilities for the three and nine month periods ended January 31, 2000.

7. Short-term investments have an original maturity of more than three months and a remaining maturity of less than one year. These investments are stated at cost as it is the intent of LaserVision to hold these securities until maturity. The fair market value of short-term investments approximates book value at January 31, 2000.

8. The table below presents information about net income and segment assets used by the chief operating decision maker of LaserVision as of and for the periods ended January 31, 2000 and 1999:

                                        North American          Other
                                           Refractive         Refractive       Cataract          Reconciling         TOTAL
THREE MONTHS ENDED JANUARY 31, 2000
REVENUE                                   $19,061,000          $810,000        $2,639,000       $        -      $22,510,000
Interest and other income                                                                          805,000          805,000
Interest and other expense                                                                        (308,000)        (308,000)
Income before taxes                         1,166,000            45,000          295,000          (464,000)       1,042,000
Income tax benefit                                                                                 495,000          495,000
NET INCOME                                  1,166,000            45,000          295,000            31,000        1,537,000

Three months ended January 31, 1999

Revenue                                    12,292,000           448,000        1,322,000                 -       14,062,000
Interest and other income                                                                          140,000          140,000
Interest and other expense                                                                        (316,000)        (316,000)
Income before taxes                         2,409,000           (33,000)         116,000        (1,032,000)       1,460,000
Income tax benefit                                                                                 802,000          802,000
Net Income                                  2,409,000           (33,000)         116,000          (230,000)       2,262,000

NINE MONTHS ENDED JANUARY 31, 2000

REVENUE                                    53,589,000         2,256,000        8,498,000                 -       64,343,000
Interest and other income                                                                        2,343,000        2,343,000
Interest and other expense                                                                        (864,000)        (864,000)
Income before taxes                         7,909,000           134,000        1,271,000        (1,541,000)       7,773,000
Income tax benefit                                                                               1,832,000        1,832,000
NET INCOME                                  7,909,000           134,000        1,271,000           291,000        9,605,000

Nine months ended January 31, 1999

Revenue                                    30,792,000         1,460,000        1,322,000                 -       33,574,000
Interest and other income                                                                          306,000          306,000
Interest and other expense                                                                        (835,000)        (835,000)
Income before taxes                         5,684,000          (113,000)         116,000        (2,937,000)       2,750,000
Income tax benefit                                                                                 802,000          802,000
Net Income                                 $5,684,000         $(113,000)        $116,000       $(2,135,000)      $3,552,000

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.

         Except for historical information, statements relating to LaserVision's plan, objectives and future performance are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations. Because of various risks and uncertainties, actual strategies and results in future periods may differ materially from those currently expected. Those risks and uncertainties are more fully described in LaserVision's filings with the Securities and Exchange Commission, which should be carefully reviewed.

         The discussion set forth below analyzes certain factors and trends related to the financial results for the three and nine month periods ended January 31, 2000 and 1999. This discussion should be read in conjunction with the related consolidated financial statements and notes to the consolidated financial statements.

 (A)     LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended July 31, 1999, LaserVision completed an underwritten public stock offering raising $43.6 million net of offering costs. While we currently have no specific plan for the net proceeds we received from this offering, we will likely use the proceeds for the purchase of additional equipment and funding for possible future strategic acquisitions or other strategic initiatives. We currently have no agreements or understandings with respect to any material future acquisitions or transactions outside our normal course of business. Until we use the proceeds for business purposes, we are investing the net proceeds in short-term, government securities and other investment-grade, interest-bearing securities.

In addition, during the nine months ended January 31, 2000 LaserVision received $8.3 million in proceeds from the exercise of warrants and options. Cash and cash equivalents increased 194% or $15.9 million to $24.1 million at January 31, 2000 from $8.2 million at April 30, 1999. Short-term investments maturing in less than one year increased to $37.0 million at January 31, 2000 from $0 at April 30, 1999. The ratio of current assets to current liabilities at January 31, 2000 was 5.04 to one, compared to 1.44 to one at April 30, 1999.

Cash Flows from Operating Activities

Net cash provided by operating activities increased by $7.7 million to $12.0 million for the nine months ended January 31, 2000 from $4.3 million for the nine months ended January 31, 1999, primarily reflecting the growth of the Company's business and profitability. The cash flows provided by operating activities during the nine months ended January 31, 2000 primarily represent the net income in this period plus depreciation and amortization, plus compensation paid in common stock, plus decreases in prepaid expenses and other current assets, less decreases in current liabilities, and less increases in accounts receivable, inventory, and deferred taxes. The cash flows provided by operating activities during the nine months ended January 31, 1999 primarily represent the net income in this period plus depreciation and amortization and net increases in current liabilities, less increases in accounts receivable, inventory and prepaid expenses and other current assets.

Cash Flows from Investing Activities

Net cash used for investing activities increased by $35.2 million to $42.4 million for the nine months ended January 31, 2000 from $7.2 million for the nine months ended January 31, 1999. Cash used for investing during the nine months ended January 31, 2000 was used to acquire short-term investments, issue notes receivable and acquire equipment partially offset by the sale of minority interests. Cash used for investing during the nine months ended January 31, 1999 was used to acquire Refractive Surgical Resources (RSR) and Midwest Surgical Services (MSS) and to acquire equipment for the expanding U.S. market. In certain markets LaserVision intends to enter into partnerships with key surgeons as a means of securing long-term contracts with these surgeons. These partnerships, in which LaserVision would own a controlling interest, require additional acquisitions of equipment offset by proceeds from sales of minority interests.

Cash Flows from Financing Activities

Net cash provided by financing activities increased by $43.8 million to $46.4 million for the nine months ended January 31, 2000 from $2.6 million for the nine months ended January 31, 1999. Cash provided by financing during the nine months ended January 31, 2000 was primarily provided by the underwritten public stock offering, the exercise of stock options and warrants and the return of restricted cash and was partially offset by principal payments under capitalized lease obligations and notes payable. Cash provided by financing during the nine months ended January 31, 1999 was primarily provided by proceeds from exercise of stock options and warrants offset by principal payments under capitalized lease obligations and notes payable.

Taxes

During fiscal 1999 LaserVision began recognizing deferred tax assets related to NOL carryforwards as management believed it was more likely than not that they will be realized before expiration. These NOL carryforwards could be fully utilized for financial reporting purposes during the next twelve months. A portion of the tax benefit from the NOL carryforwards will be directly reflected in stockholders' equity upon release of the valuation allowance. This tax benefit relates to certain equity transactions that did not impact operating results, such as those arising from the exercise of non-qualified stock options and warrants.

As net operating losses are not available in all states where LaserVision operates, a current tax provision of approximately $160,000 and $460,000, respectively, has been recorded for the three and nine months ended January 31, 2000.

Future operations

The Company expects to continue to fund future operations from existing cash and cash equivalents and
                                       14
short-term investments, revenues received from providing laser access and market services, the potential exercise of stock options and warrants and future financing as required. There can be no assurance that capital will be available when needed or, if available, that the terms for obtaining such funds will be favorable to the Company.

(B)      RESULTS OF OPERATIONS

         The following table breaks out revenue by source. This table also includes "net revenue contribution." Net revenue contribution is revenue less license fees paid to Visx, the supplier of our lasers, and amounts paid to eye surgeons for professional medical services rendered at some of our fixed laser sites. Management believes that net revenue contribution provides relevant and useful information to investors because it reflects the dollars available to cover LaserVision's fixed and variable costs after excluding variable costs which LaserVision pays to third parties. Net revenue contribution should not be considered as an alternative to gross profit, operating income and net income as a measure of profitability. Finally, the table includes certain profitability amounts as a percentage of total revenue and net revenue contribution.

         Due to the unexpected one-time vendor program change expense and its effect upon comparability, certain profitability percentages, as noted below, are shown excluding this item.


                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                         JANUARY 31,                      JANUARY 31,
                                                   2000             1999            2000              1999
REVENUE
         North American refractive             $19,061,000      $12,292,000      $53,589,000      $30,792,000
         Other refractive                          810,000          448,000        2,256,000        1,460,000
         Cataract                                2,639,000        1,322,000        8,498,000        1,322,000
                                               -----------      -----------      -----------      -----------
TOTAL REVENUE                                   22,510,000       14,062,000       64,343,000       33,574,000
         Royalty fees and professional
           medical services                      8,159,000        4,510,000       21,835,000       11,416,000
Revenue less royalty fees and professional
         medical services,  "net revenue
         contribution"                          14,351,000        9,552,000       42,508,000       22,158,000
Gross profit                                     7,190,000        4,707,000       21,135,000       11,228,000
         % of total revenue                             32%              33%              33%              33%
         % of net revenue contribution                  50%              49%              50%              51%
Income from operations                             561,000        1,658,000        6,491,000        3,301,000
         % of total revenue                              2%              12%              10%              10%
         % of net revenue contribution                   4%              17%              15%              15%
Income from operations excluding effect
  of vendor program change expense               2,994,000        1,658,000        8,924,000        3,301,000
         % of total revenue                             13%              12%              14%              10%
         % of net revenue contribution                  21%              17%              21%              15%
Net income before taxes                          1,042,000        1,460,000        7,773,000        2,750,000
         % of total revenue                              5%              10%              12%               8%
         % of net revenue contribution                   7%              15%              18%              12%
Net income before taxes excluding effect
  of vendor program change expense               3,475,000        1,460,000       10,206,000        2,750,000
         % of total revenue                             15%              10%              16%               8%
         % of net revenue contribution                  24%              15%              24%              12%


On February 22, 2000, Visx the manufacturer of most of the lasers owned by LaserVision, announced a new program for its customers, including LaserVision, that included a change in the royalty fee charged by Visx from $250 per procedure to $100 per procedure. Along with this pricing change Visx announced that it will no longer provide procedure cards for enhancements at no charge, nor will they provide credits for procedure cards used for past enhancements or ambassadors. (An enhancement is a procedure subsequent to the initial treatment that is performed to improve the surgical result. An ambassador is a patient who is treated at no charge and is frequently a celebrity or a member of the a surgeon's practice.) In addition, Visx will not exchange the inventory of procedure cards held by LaserVision at a cost of $250 per procedure card for procedure cards at the reduced cost of $100. Accordingly, LaserVision has recorded a one-time charge of approximately $2.4 million in the quarter ended January 31, 2000 for actual and estimated expenses related to enhancements and ambassadors (for surgical procedures performed through January 31, 2000), and for reductions in inventory value which will not be reimbursed by Visx and which Laser Vision does not expect to collect from customers without legal assistance.

Approximately 80% of this $2.4 million expense was related to enhancement and ambassador procedures which were performed before Visx reduced its royalty. Visx has refused to credit LaserVision for the prepaid royalty and card costs associated with these procedures. Documentation for enhancements was accumulated each month in order for credits to be processed more efficiently in bulk rather than individually as enhancements were performed. Because of the logistics involved with collecting the documentation required by Visx for each enhancement from more than 650 surgeons performing procedures on more than 70 lasers at more than 275 locations, there could be a lag time of about five months between the time an enhancement procedure was performed and the time credit was received from Visx. The balance of this expense relates to several inventory issues associated with procedure cards and spare parts.

Future Revenue and Gross Profit - After March 2000, the Visx program change will reduce LaserVision's domestic refractive revenue per procedure and the royalty cost of revenue per procedure. Other aspects of this new program reduce volume-related incentives to LaserVision and will increase cost of revenue, other than royalty fees, above the levels recorded in calendar 1999, as described in following sections. Although the net effect of this program change upon gross profit per procedure is expected to be unfavorable, any global fee decreases for patients are expected to have a favorable effect upon volume due to price elasticity. The effect upon total gross profit in future periods will be dependent upon, among other things: (1) volume changes, (2) the mix between mobile and fixed sites, and (3) the number and type of new contractual relationships with ophthalmic surgeons.

Future Operating Expenses - Future contractual relationships with ophthalmic surgeons are expected to increase LaserVision's portion of both the global fee paid by patients and the total operating costs associated with providing the procedure. After a start-up period of up to four months, management expects the additional benefits to exceed the additional expenses.

QUARTER ENDED JANUARY 31, 1999 COMPARED TO QUARTER ENDED JANUARY 31, 2000

LaserVision has continued to provide excimer laser access to additional sites throughout the U.S. In addition, the acquisition of RSR on September 1, 1998 has enabled us to provide microkeratome access, and the acquisition of Midwest Surgical Services on December 4, 1998 has allowed us to provide mobile cataract services. Our strategy now anticipates the establishment of more fixed sites and the signing of other contractual agreements with ophthalmic surgeons.

Revenues

Total revenues increased by 60%, or $8.4 million, to $22.5 million for the three months ended January 31, 2000 from $14.1 million for the three months ended January 31, 1999. Total refractive procedures increased by 74% to 27,520 for the three months ended January 31, 2000 from 15,861 for the three months ended January 31, 1999. Total refractive procedures in future quarters are expected to continue to increase but at a lower rate.

The increase in revenue was attributable to a $6.8 million increase in North American refractive revenue, a $0.4 million increase in other refractive revenue and a $1.3 million increase in cataract revenue. The increase in North American revenue was attributable to an increase of 36 U.S. lasers in operation to 71 lasers at January 31, 2000 from 35 lasers at January 31, 1999. The increase in cataract revenue was a result of a full quarter of revenue for the quarter ended January 31, 2000 compared to two months of revenue for the quarter ended January 31, 1999 due to the acquisition of MSS on December 4, 1998 and increased cataract procedures during the quarter ended January 31, 2000.

After existing inventory levels of procedure cards valued at $250 each are used in the fourth quarter of fiscal 2000, LaserVision expects to reduce the fees we charge to our customers with long-term contracts by a portion of the net benefit of the program change from Visx described previously. Accordingly, gross revenue per procedure will decrease.

Cost of Revenues/Gross Profit

Cost of revenues increased by 64%, or $6.1 million, to $15.3 million for the three months ended January 31, 2000 from $9.4 million for the three months ended January 31, 1999. This was primarily due to an increase of $2.8 million in total domestic royalties, an increase of $0.8 million in mobile laser engineer salaries and travel costs, an increase of $0.9 million in professional medical services, an increase of $0.8 million in depreciation and an increase of $1.0 million of costs related to the cataract business pursuant to the MSS acquisition in December 1998. The increases in royalty expenses, salaries and travel, professional medical services, and depreciation was primarily due to increased lasers and refractive procedure volume.

Total gross profit increased by 53%, or $2.5 million, to $7.2 million for the three months ended January 31, 2000 from $4.7 million for the three months ended January 31, 1999. The variable gross profit, excluding depreciation, increased by 55%, or $3.5 million, to $9.7 million for the three months ended January 31, 2000 from $6.2 million for the three months ended January 31, 1999. This was primarily due to increased procedures performed at an increased number of sites. As a percentage of total revenue, total gross profit decreased to 32% from 33% for the three months ended January 31, 2000 and 1999, respectively. This decline was primarily due to lower average sales prices to the surgeons using our equipment, particularly in newer domestic fixed sites. The increasing percentage of cases performed at fixed sites versus mobile sites will tend to lower the average sales price per procedure. LaserVision's plans to establish new contractual relationships with eye surgeons, whereby LaserVision assumes more marketing responsibilities, will tend to increase the average sales price per procedure.

We anticipate increased laser maintenance expense in future quarters based upon the Visx program change. In future periods LaserVision will collect the cost of procedure cards used for enhancements and ambassadors from the eye surgeon. (Eye surgeons may pass this cost on to the patient.)

Operating Expenses

Selling, general and administrative expenses increased by 40%, or $1.2 million, to $4.2 million for the three months ended January 31, 2000 from $3.0 million for the three months ended January 31, 1999. The increase was attributable to increased operating expenses related to the cataract business of $0.1 million, an increase in marketing expenditures of $0.3 million, an increase in salaries and related expenses of $0.3 million and an increase in general and administrative expenses of $0.3 million.

Selling, general and administrative expenses as a percentage of revenue decreased to 19% from 22% for the three months ended January 31, 2000 and 1999, respectively, due to the leverage obtained in implementing our low fixed cost business model.

Vendor program change expenses increased $2.4 million to $2.4 million for the three months ended January 31, 2000 from $0 for the three months ended January 31, 1999 as described above.

Income from Operations

The income from operations decreased by $1.1 million to $0.6 million for the three months ended January 31, 2000 from $1.7 million for the three months ended January 31, 1999. This was primarily related to the $2.4 million one-time charge related to the vendor program change, offset by increased domestic refractive profitability and the effects of the acquisition of MSS in December 1998 as previously described.

Other Income (Expenses)

Higher interest income and lower interest expense caused a $679,000 increase in other income (expense) to a net $481,000 of income during the three months ended January 31, 2000 from a net $198,000 expense during the three months ended January 31, 1999. This was primarily due to the interest income earned on the proceeds from the underwritten public stock offering and option and warrant exercises.

Taxes

Income tax benefit decreased $307,000 to $495,000 for the three months ended January 31, 2000 from $802,000 for the three months ended January 31, 1999. Based upon LaserVision's improving levels of and trend in profitability, management has continued to assess the likelihood of realizing deferred tax assets and has recorded a tax benefit reducing the valuation allowance on the deferred tax assets related to the NOL carryforwards.

NINE MONTHS ENDED JANUARY 31, 2000 COMPARED TO NINE MONTHS ENDED JANUARY 31,
1999

Revenues

Total revenue increased by 92%, or $30.7 million, to $64.3 million for the nine months ended January 31, 2000 from $33.6 million for the nine months ended January 31, 1999. Total refractive procedures increased by 87% to 74,345 for the nine months ended Janaury 31, 2000 from 39,655 for the nine months ended January 31, 1999.

The increase in revenue was attributable to a $22.8 million increase in North American refractive revenue, a $0.8 million increase in other refractive revenue and a $7.2 million increase in cataract revenue. The increase in North American revenue was attributable to an increase of 36 U.S. lasers in operation to 71 lasers at January 31, 2000 from 35 lasers at January 31, 1999. The increase in cataract revenue was a result of nine months of revenue for the period ended January 31, 2000 compared to two months of revenue for the period ended January 31, 1999 due to the acquisition of MSS on December 4,

1998. Also contributing to the increase was an increase in cataract procedures during the quarter ended January 31, 2000 compared to the quarter ended January 31, 1999.

Cost of Revenues/Gross Profit

Cost of revenues increased by 93%, or $20.9 million, to $43.2 million for the nine months ended January 31, 2000 from $22.3 million for the nine months ended January 31, 1999. This was primarily due to an increase of $8.6 million in total domestic royalties, an increase of $3.1 million in mobile laser engineer salaries and travel costs, an increase of $1.9 million in professional medical services, a $1.9 million increase in depreciation, a $0.6 million increase in gases, medical supplies and maintenance and $4.6 million of costs related to the cataract business pursuant to the MSS acquisition in December 1998. The increases in royalty expenses, salaries and travel, professional medical services, depreciation, and gases, medical supplies and maintenance were primarily due to increased lasers and refractive procedure volume.

Total gross profit increased by 88%, or $9.9 million, to $21.1 million for the nine months ended January 31, 2000 from $11.2 million for the nine months ended January 31, 1999. The variable gross profit, excluding depreciation, increased by 83%, or $12.6 million, to $27.7 million for the nine months ended January 31, 2000 from $15.1 million for the nine months ended January 31, 1999. This was primarily due to increased procedures performed at an increased number of sites. As a percentage of total revenue, total gross profit remained consistent at 33% for the nine month periods ended January 31, 2000 and 1999.

Operating Expenses

Selling, general and administrative expenses increased by 54%, or $4.3 million, to $12.2 million for the nine months ended January 31, 2000 from $7.9 million for the nine months ended January 31, 1999. The increase was attributable to increased expenses related to the cataract business of $1.2 million, increased general and administrative expenses of $1.0 million, increased salaries and related expenses of $1.1 million and increased selling and marketing expenses of $0.8 million. Selling, general and administrative expenses as a percentage of revenue decreased to 19% from 24% for the nine months ended January 31, 2000 and 1999, respectively, due to the leverage obtained in implementing our low fixed cost business model.

Vendor program change expenses increased $2.4 million to $2.4 million for the nine months ended January 31, 2000 from $0 for the nine months ended January 31, 1999 as described above.

Income from Operations

The income from operations increased by $3.2 million to $6.5 million for the nine months ended January 31, 2000 from $3.3 million for the nine months ended January 31, 1999. This was primarily related to increased domestic profitability and the effects of the acquisition of MSS in December 1998 partially offset by the $2.4 million charge related to the vendor program change.

Other Income (Expenses)

Higher interest income partially offset by higher interest expense and by higher minority interests in net income of subsidiaries caused a $1.9 million increase in other income (expense) to a net $1.3 million of income during the nine months ended January 31, 2000 from a net $0.6 million of expense during the nine months ended January 31, 1999. This was primarily due to the interest income earned on the proceeds from the underwritten public stock offering and option and warrant exercises.

Taxes

Income tax benefit increased $1.0 million to $1.8 million for the nine months ended January 31, 2000 from $0.8 million for the nine months ended January 31, 1999. Based upon LaserVision's improving levels of and trend in profitability, management has reassessed the likelihood of realizing deferred tax assets and has recorded a tax benefit reducing the valuation allowance on the deferred tax assets related to the NOL carryforwards.

Year 2000

We have experienced no adverse impact to date related to the onset of the year 2000. Our services, operations, customers, suppliers and service providers have all continued to operate as usual. We do not anticipate any future problems with respect to the onset of the year 2000.

                            PART II-OTHER INFORMATION

Item 1.  Legal Proceedings
         There has been no material change in the status of any litigation from that reported in the Form 10-Q for the quarter ended October 31, 1999, nor has any other material litigation been initiated.

Item 2.  Changes in Securities
                  None.

Item 3.  Defaults upon Senior Securities
                  None

Item 4.  Submission of Matters to a Vote of Security Holders
                  None

Item 5.  Other Information
                  None

Item 6.  Reports on Form 8-K during the period covered by this report:
                  None

Exhibits -

10. Letter Agreement, dated as of March 6, 2000, between Registrant and Visx, Incorporated (an application for confidential treatment has been made with respect to a portion of Exhibit 10.)

27.  Financial Data Schedule

                                   Signatures
Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASER VISION CENTERS, INC.


\s\John J. Klobnak                                       March 16, 2000
-------------------------------------                  ------------------
John J. Klobnak                                               Date
Chairman of the Board and Chief Executive Officer



\s\B. Charles Bono, III                                  March 16, 2000
-------------------------------------                  -------------------
B. Charles Bono                                               Date
Chief Financial Officer and
Principal Accounting Officer