Form 10-K
period 2000-04-30
LASER VISION CENTERS INC
filed 2000-07-28
CIK 861875

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                      ------------------------------------
                                   FORM 10-K

   [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR
            ENDED APRIL 30, 2000

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

     The aggregate market value of the voting stock of the Company held by non-affiliates as of July 11, 2000 was approximately $139,500,000.

            CLASSES OF COMMON EQUITY OUTSTANDING AS OF JULY 11, 2000

Common Stock, $.01 par value, net of 1,489,194 treasury
  shares....................................................  23,841,797
Non-Qualified Warrants......................................   3,972,810
Other Warrants..............................................   1,160,000
Incentive Stock Options.....................................     956,376
Non-Qualified Options.......................................     382,835

                      DOCUMENTS INCORPORATED BY REFERENCE

     LaserVision incorporates by reference various exhibits from its 1991 Registration Statement, file No. 33-33843, the November 1993 Registration Statements, file Numbers 33-67328 and 33-58618, the September 1994 Registration Statement, file No. 33-94050, the March 1997 Registration Statement, file No. 333-22609, the May 1999 Registration Statement, file No. 333-72941 and periodic reports filed under the Exchange Act.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1

                            DESCRIPTION OF BUSINESS

     Laser Vision Centers, Inc. (LaserVision) provides excimer lasers and other equipment to eye surgeons for the treatment of nearsightedness, farsightedness, astigmatism and cataracts and related support services. We are one of the largest providers of access to such equipment and services in the U.S. Much of our equipment is mobile, and we routinely move it from location to location in response to customer demand. We also provide our equipment at fixed locations. Our flexible delivery system enlarges the pool of potential locations, eye surgeons and patients that we can serve, and allows us to effectively respond to changing market demands.

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

     -- eliminate the risks associated with buying high-technology equipment that may rapidly become obsolete

     -- use the equipment without responsibility of maintenance or repair

     -- cost effectively serve small to medium-sized markets and remote locations

     -- serve satellite locations even in large markets

     We provide a broad range of value-added services to the eye surgeons who use our equipment, including initial training, technical support and equipment maintenance, marketing, clinical advisory service, patient financing, partnership opportunities, and practice satelliting. Eye surgeons who are developing their practices, or who perform limited numbers of procedures, find our support services particularly attractive. We continue to look for ways to expand our support services, so that we can offer value to those surgeons who perform enough procedures to otherwise justify the purchase of their own equipment.

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

     Our excimer laser and cataract businesses are operated relatively separately at this time. We entered the cataract business with our purchase of MSS in December 1998. At the time of that purchase, approximately 80% of the eye surgeons using MSS services were not performing excimer laser surgery. We expect over time to cross market both our excimer laser and cataract services to the eye surgeons we serve.

     During the year ended April 30, 2000, there has been a decline in the fee paid by the patient for PRK and LASIK procedures, as well as a decline in the royalty fees paid to laser manufacturers. The following are some of the events that led to the changes in the market:

     In July 1999, a competing laser centers company announced that it was introducing a "low priced" model at their Baltimore, Maryland facility. This pricing change was in response to another laser company which lured a surgeon away from the first company.

     In December 1999, Visx, Inc., (Visx), a laser manufacturer, announced that it had experienced the first quarterly decline in procedure case volume. Around this same time, an administrative law judge of the International Trade Commission ruled against Visx in a suit versus Nidek, another laser manufacturer.

     In January 2000, a Canadian discounter announced that it was expanding into the U.S. This expanded speculation of further price erosion at the patient fee level.

     In February 2000, Visx announced that it was reducing the per case royalty to $100 from $250. In addition, Visx changed its policy with respect to enhancements from being free of charge to being an equivalent royalty fee of $100, increased the price we paid for lasers, and increased the price we paid for service and parts. These Visx changes resulted in our recording $2.0 million of vendor program change expense during the year ended April 30, 2000. See Note 2 to the accompanying consolidated financial statements for further discussion.

     Furthermore, we have made adjustments in our business strategy, which position us in a better environment to capitalize on these changes.

MARKET TRENDS

THE REFRACTIVE MARKET

     An industry source estimates that over 160 million Americans currently require eyeglasses or contact lenses. Approximately 100 million Americans purchased eye wear in 1997. Consumers in the U.S. spent approximately $15.4 billion on eyeglasses, contact lenses and other corrective lenses in 1997 according to industry sources.

     Industry sources estimate that in 1999, 960,000 excimer laser correction procedures were performed in the U.S., an increase of 100% from the 480,000 procedures performed in 1998. Industry sources project excimer laser correction procedures will expand to 1,550,000 procedures in 2000, a 61% increase over 1999 procedures. In November 1998 the Visx excimer laser was approved for the treatment of farsightedness. During the year ended April 30, 2000 the Bausch & Lomb Technolas, the Nidek, the Autonomous, and Laser Sight lasers were approved for the treatment of nearsightedness. These recent approvals broaden the laser choices LaserVision makes available to our eye surgeon customers.

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

     Our business strategy includes the following elements:

     -- Offering a Flexible Delivery System. Our focus on a flexible delivery system of mobile and fixed locations is unique. Our mobile system incorporates patented technology and provides us with advantages over our competitors. We are able to address growing markets and meet the needs of customers who do not initially and may never have the procedure volume to warrant the fixed investment of purchasing an excimer laser. In addition, our flexible delivery system allows us to provide our customers with options to address changes in demand. For eye surgeons with increased procedure volumes, we provide fixed site lasers. This allows surgeons to continue to take advantage of our support services while avoiding the risks associated with purchasing their own equipment, primarily changes in technology. We call this our basic access service.

     -- Market Development. Under our market development model LaserVision provides excimer lasers, marketing support, patient financing and an in-practice refractive coordinator. In exchange, LaserVision receives the majority of the patient fee, and a contractual commitment of three to five years. The market development program focuses on small- to mid-sized cities with populations between 25,000 and 250,000.

     -- Joint Ventures. Under our joint venture model LaserVision and the ophthalmic practice partner in providing the excimer laser, microkeratome, marketing, patient financing and staff to support the LASIK procedure. LaserVision owns a majority interest in the joint ventures. The agreements include payment of a management fee to LaserVision as the managing partner based on revenue. These agreements range from two to seven years and include a commitment from the eye surgeon to perform LASIK on the jointly owned laser. Because LaserVision provides more service under the joint venture model, the average sales price per procedure paid to the partnership is usually higher than that paid for our basic access service.

     -- Increasing Penetration in New and Existing Markets. We intend to increase our market penetration in existing markets and to expand into new markets. We primarily target eye surgeons in smaller or middle sized markets that would not otherwise be able to support the substantial investment required to purchase and maintain a laser. These underserved markets typically have less competition. For any new market, our mobile lasers allow us to enter with lower initial procedure volume because we can spread our investment over multiple locations. It also allows us to enter a new market with less risk because we do not have to make a large fixed investment, and can easily discontinue service to a location if procedure volumes do not increase sufficiently. We provide access to our excimer lasers to eye surgeons or practice groups who intend to perform as few as five procedures. We seek to increase the number of eye surgeons and locations we serve. We continue to expand our geographic coverage by adding mobile and fixed excimer lasers. We anticipate adding ten mobile lasers and sixteen fixed site lasers in fiscal year 2001.

     -- Maximizing the Use of Our Equipment. We attempt to maximize the use of each of our lasers and cataract equipment. For our mobile systems, we try to reduce the size of the geographic region served by each mobile system and to increase the number of eye surgeons and locations served within a region. We also strive to optimize the routing schedules of our equipment. For eye surgeons at both mobile and fixed sites our support services help identify ways to increase case volume. In addition, all of our certified engineers are trained by the laser manufacturer and LaserVision to service, repair and maintain the laser, which helps us reduce the set-up and down time of our equipment.

     -- Providing Value-Added Services to Eye Surgeons. Our value-added support services help surgeons to adopt excimer laser surgical procedures and enhance their practices and procedure growth. These services include training, technical support and equipment, maintenance, marketing, clinical advisory service, patient financing and clinical practice satelliting.

     -- Expanding Our Products and Services. Our eye surgeon customers need many types of equipment and services to perform various surgeries. We intend to explore expansion of our equipment and services to help us provide additional value to our current customers as well as attract new ones. We seek to internally develop or acquire these products and services. Our acquisition of MSS and Refractive Surgical Resources, Inc.
        (RSR) in 1998 are two examples. The RSR acquisition allows us to provide equipment complementary to our existing laser surgery business. The MSS acquisition has allowed us to expand into the cataract market which we did not previously serve.

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

MOBILE SYSTEMS

     Our mobile laser systems are typically used by eye surgeons who perform fewer than 30 procedures per month. One of our certified laser engineers accompanies each of our mobile excimer lasers. If an eye surgeon uses our microkeratomes, we generally supply two microkeratomes and a second LaserVision employee, who is trained by the microkeratome manufacturer and us as a surgical technician. Our mobile laser equipment is provided in two ways: the "Roll-On/Roll-Off" and the "MobilExcimer" laser systems.

ROLL-ON/ROLL-OFF LASER SYSTEM

     The Roll-On/Roll-Off laser system consists of an excimer laser mounted on a motorized air suspension platform. This system allows an excimer laser to be moved upon reaching its destination. We transport the Roll-On/Roll-Off laser system between locations in a specially modified truck. We have patented certain aspects of this transport system. Due to the design of the Roll-On/Roll-Off system, our lasers usually require only minor adjustments and minimal set-up time at each destination. Eye surgeons use our Roll-On/Roll-Off system in their offices and at hospitals and ambulatory surgical centers. As of April 30, 2000, we had 38 Roll-On/Roll-Off systems in operation, all but two of which were located in the U.S.

MOBILEXCIMER

     The MobilExcimer is a self-contained mobile suite with all the equipment necessary to perform laser procedures. We have patented certain aspects of this system. This system is most appropriate for serving eye surgeons, hospitals and ambulatory surgical centers that cannot accommodate a Roll-On/Roll-Off system. We have two MobilExcimer systems in operation in the U.S.

FIXED SITE LASERS

     Our fixed site lasers are dedicated to single locations where eye surgeons perform at least 75 procedures per month. As of April 30, 2000 we had forty-two U.S. sites and two European sites. We independently own two of these fixed sites, our joint ventures with ophthalmic practices own five of these sites and the remainder are owned by third parties. Some fixed sites exclusively serve single practice groups and others are located in ambulatory surgery centers where they can be used by any qualified eye surgeon. We anticipate that fixed site lasers in the U.S. will make up an increasing percentage of our overall business.

MICROKERATOMES

     Since the acquisition of RSR in September 1998, we have provided increased microkeratome access for excimer laser procedures. We now own 105 microkeratomes which allows us to offer microkeratome access to both our excimer laser customers and our non-excimer laser customers. Microkeratomes are used in approximately 97% of the procedures performed with our excimer lasers. In April 2000 we provided 53% of the microkeratomes for these procedures.

PROCEDURE VOLUME

     Approximately 97% of the procedures performed on our excimer lasers in the U.S. for the twelve month period ended April 30, 2000 were LASIK surgeries. During the same period, approximately 2% of those procedures were PRK surgeries. A small number constituting approximately 1% of procedures on our lasers, were phototherapeutic keratectomy procedures, which is a non-refractive procedure used to treat certain disorders such as corneal scars, and in some cases, is an alternative to a corneal transplant.

CATARACT BUSINESS

     We believe that our MSS subsidiary is the world's largest provider of mobile equipment and services necessary to convert a certified surgical center into a cataract surgical suite. One of our certified surgical technicians transports this equipment from one surgery location to the next and prepares the equipment at each stop so that the operating room is ready for cataract surgery. Through this mobile approach, local optometrists are able to refer their patients, the majority of which are elderly, to eye surgeons who offer the convenience of "close to home" sophisticated cataract surgical services. As of April 30, 2000 we operated 29 mobile cataract systems.

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

     -- Technical Support and Equipment Maintenance. As of April 30, 2000 we employed 55 certified laser engineers, 35 microkeratome technicians and 30 cataract equipment technicians. Our laser engineers perform most of our laser maintenance. Having our own certified laser engineers helps ensure rapid response to most repair or maintenance needs for our excimer lasers.

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

     -- Patient Financing. We offer our eye surgeon customers a comprehensive patient financing program. Under this program, offered through a third party consumer finance company, our eye surgeon customers may offer their patients the ability to finance their excimer laser surgery. Under the program utilized through April 30, 2000 eye surgeons paid us a one-time fee for each patient who took advantage of this program. We guaranteed the repayment of amounts financed under this program. Effective March 1, 2000 we began utilizing a new third party finance company. Under this program the surgeons and LaserVision pay the third party a fee for the service. LaserVision provides no guarantees under this new arrangement.

     -- Practice Satelliting. We assist eye surgeons with high-volume practices who desire to serve smaller markets through satellite surgical locations. This program allows our eye surgeon customers to leverage their time performing eye surgery.

     -- Refractive Coordinators. We assist eye surgeons in hiring and training refractive coordinators. A refractive coordinator works in the surgeon's practice educating patients, scheduling surgery, hosting seminars, developing referral programs, and performing other tasks to develop the surgeon's refractive practice.

SALES AND MARKETING

REFRACTIVE SURGERY

     Our refractive surgery sales force consists of seven regional managers, four account executives, and eleven practice development members. Our regional managers and account executives develop sales leads which come from sources such as customer contact through trade shows and professional organizations. After identifying a prospective eye surgeon customer, the regional manager guides the eye surgeon through the contract process. Our practice development group then arranges the necessary training and marketing assistance required by each individual customer. Once an eye surgeon is prepared to initiate surgeries using our services and equipment, our operations department assumes primary responsibility for the ongoing relationship. In response to our anticipated growth, we intend to hire two additional account executives and two practice development managers.

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

PROVISION OF CREDIT

     Our eye surgeon customers are responsible for collecting payment from their patients. We collect our procedure fees directly from each eye surgeon. Procedure fee invoices are generated weekly or monthly depending on the billing terms established by contract between LaserVision and the eye surgeon. We require each eye surgeon customer to pay all procedure fees within 15 days of receipt of our invoice. Our collection experience with eye surgeons has been very good. We have reserved for anticipated uncollectable amounts.

     We also offer a financing program for patients as a value-added service to our eye surgeon customers. This program enables patients to finance the procedure fee through a third-party consumer finance company. Under the program utilized until April 30, 2000, LaserVision guaranteed the repayment of credit extended pursuant to this program in exchange for a fee paid by the eye surgeon. Total fees received by LaserVision for providing the guarantee have historically not been significant and were less than $250,000 in the fiscal year ended April 30, 2000 and 1999. As of April 30, 2000, the loan portfolio balance for the financing program was $4,048,000. Bad debts have constituted less than 5% of the total amounts financed and management provides an allowance for all anticipated uncollectable amounts.

SUPPLIERS

     As of April 30, 2000, we had 86 excimer lasers worldwide. The majority of these lasers are Visx lasers. Non-Visx lasers are those manufactured by the various other approved manufacturers. The current retail cost of lasers ranges from $300,000 to $500,000 but discounts are available. The purchase price generally includes a one-year warranty on all parts except the optics (mirror and glass components), which carry a 30-day warranty. Until February 22, 2000 we were required to pay a royalty fee of $250 to Visx for each procedure performed on its systems. Effective February 22, 2000 the royalty fee was reduced to $100 for each procedure performed on its systems. We pay comparable per procedure royalty fees on the non-Visx systems.

     The retail cost of a Bausch & Lomb microkeratome is approximately $55,000. We currently purchase over 95% of our microkeratomes and microkeratome blades from Bausch & Lomb.

SIGNIFICANT CUSTOMERS

     Fees collected from Minnesota Eye Consultants, P.A. constituted 2%, 3% and 21% of our total revenues in fiscal 2000, 1999, and 1998, respectively. These fees were generated at multiple locations from the use of both mobile and fixed site lasers. The loss of this customer would have a material adverse effect on LaserVision. Minnesota Eye Consultants is an eye surgeon practice group whose president is Richard L. Lindstrom, M.D. Dr. Lindstrom is a member of our board of directors and is our medical director. Minnesota Eye Consultants is also limited partner in a limited liability partnership established by LaserVision to own and operate one mobile laser in Minnesota.

COMPETITION

REFRACTIVE SURGERY

     The market for providing access to excimer lasers is highly competitive. We compete with laser centers operated by eye surgeons who have purchased their own laser. We also compete with several other companies in providing access to excimer lasers in the U.S. Other companies are currently in the process of gaining FDA approval for their lasers, and these companies may elect to enter the laser center business. Other non-manufacturing companies which operate laser centers in the U.S. are Aris Vision Institute, Clear Vision Laser Centers, Inc., Icon Vision, LCA Vision, Inc., Lasik Vision, NovaMed Eyecare Management, LLC, TLC The Laser Center, Inc., Vision America and Vision Twenty-One, Inc. Several of these companies pursue a mobile laser strategy. We will monitor any such efforts closely and will enforce the exclusivity of our patents and other intellectual property.

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

CATARACT SURGERY

     Our MSS subsidiary competes with several other companies that provide mobile cataract services including Vantage Technology, Inc. and American Eye Instruments, Inc. MSS also competes with local hospitals and surgery centers which offer cataract surgery. In June 2000, we acquired Southeast Medical, Inc., a mobile cataract service provider in Louisiana and Mississippi.

PATENTS AND TRADEMARKS

     LASERVISION(R), LASERVISION CENTERS AND DESIGN(R), LASERVISION CENTERS(R), LASERVISION CENTER(R), LVC(R), LVCI(R), and MOBILEXCIMER(R) are registered U.S. servicemarks of LaserVision. In addition, we own servicemark registrations in a number of foreign countries. We have also secured patents for the MobilExcimer mounting system, and for certain aspects of our Roll-On/Roll-Off system. We believe our intellectual property, including servicemarks, patents and other proprietary technology give us a competitive advantage in the marketplace and are important to our success.

GOVERNMENT REGULATION

     Excimer lasers used in the U.S. are regulated by the Food and Drug Administration (FDA) and cannot be sold in the U.S. until the FDA grants approval for the device. In the U.S., VISX, Bausch & Lomb, Summit, Autonomous, LaserSight and Nidek are the only excimer laser manufacturers with FDA approval to market their lasers. In addition, we have obtained, as a manufacturer, FDA approval of the MobilExcimer.

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

     While most excimer lasers are not specifically approved by the FDA for LASIK, surgeons in the U.S., including those affiliated with us and our competitors, have performed LASIK using their discretion as a practice of medicine matter. The FDA may continue to approve, or challenge, this practice in the future.

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

     Once FDA approval is obtained, however, medical device manufacturers are subject to continuing FDA obligations. For example, the FDA requires that medical devices be manufactured in accordance with its Quality System Regulations. In essence, this means that medical devices must be manufactured and records must be maintained in a prescribed manner with respect to production, testing and control activities. In addition, the FDA sometimes imposes restrictions and requirements regarding the labeling and promotion of medical devices, with which users (such as LaserVision) as well as manufacturers must comply. Non-compliance with FDA requirements could subject manufacturers and LaserVision to enforcement action, including:

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

CORPORATE PRACTICE OF MEDICINE AND OPTOMETRY

     The laws of many states prohibit business corporations, such as LaserVision, from practicing medicine and employing or engaging physicians to practice medicine. Some states prohibit business corporations from practicing optometry or employing or engaging optometrists to practice optometry. Such laws preclude companies that are not owned entirely by eye care professionals from:

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

OTHER ANTI-FRAUD PROVISIONS

     Certain federal and state laws impose penalties on health care providers and those who provide services to such providers (including businesses such as LaserVision) that fraudulently or wrongfully bill government or other third-party payors for health care services. Such penalties include substantial civil and criminal fines and imprisonment. In addition, the federal law prohibiting false Medicare/Medicaid billings allows a private person to bring a civil action in the name of the U.S. government for violations of its provisions. Such private individuals can obtain a portion of the false claims recovery if the action is successful. We believe that we operate in material compliance with these laws. We do not know whether any of our activities will be challenged or reviewed by governmental authorities or private parties asserting false claims. Any such actions could have a material adverse effect on our business, financial condition and results of operations.

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

     Some states require permission by the State Department of Health in the form of a Certificate of Need (CON) prior to the construction or modification of an ambulatory care facility or the purchase of certain medical equipment in excess of a certain amount. We believe that we have obtained the necessary CONs in states where a CON is required. However, some of the regulations governing the need for CONs are unclear and there is little guidance to cover certain interpretive issues. Therefore, it is possible that a state regulatory authority could determine that we are improperly conducting business operations without a CON. This could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will be able to acquire a CON in all states where it is required.

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

EMPLOYEES

     As of April 30, 2000, we had 270 employees. None of our employees is subject to a collective bargaining arrangement. We consider our relations with our employees to be good. As we expand, we expect to hire additional employees in technical, marketing, administrative and management positions.

ITEM 2

                            DESCRIPTION OF PROPERTY

     We lease 15,500 square feet of space in St. Louis County, Missouri for our corporate headquarters. In August 2000, we will lease an additional 5,000 square feet in this location. The original lease which was to expire in 2001 has been extended to 2006. We also utilize 2,700 square feet of space in St. Louis County, Missouri for our St. Louis LaserVision Center which expires in 2001. We also lease 3,700 square feet in San Jose, California through a joint venture.

     MSS occupies 7,000 square feet of office/warehouse space in Bloomington, Minnesota under a lease expiring in July 2001.

     LaserVision Europe Limited, our wholly-owned European subsidiary, leases 3,000 square feet of space on Harley Street in London, England, which houses the Harley Street LaserVision Centre.

     All other lasers operated by LaserVision are used in centers owned or leased by other parties. We do not have any material lease obligations associated with such centers.

ITEM 3

LEGAL PROCEEDINGS

     In April, 2000, LaserVision was served with an administrative complaint issued by the Center For Devices and Radiological Health of the U.S. FDA. The administrative complaint and notice of opportunity for hearing relates to a subpoena served on and disclosed by LaserVision in March, 1998 regarding LaserVision's prior use of so-called "international cards", software that enabled its excimer lasers to be used to perform laser eye surgeries for higher myopia cases (greater than -6.0 diopters) than what was initially approved by the FDA. The FDA ultimately approved the use of an excimer laser for higher myopia cases in January 1998. LaserVision supplied all of the information requested under the subpoena and had had no contact from the FDA after May, 1998. Many ophthalmologists have taken the position that FDA restrictions on physicians' use of laser equipment through software control -- rather than the traditional means of labeling -- deny physicians the flexibility to treat individual patients as the physician deems medically necessary, and represent an unwarranted intrusion upon physicians' rights to practice medicine according to their best medical judgment. Currently, ophthalmologists routinely treat patients with high myopia (greater than -10.0 diopters) and the FDA now allows eye surgeons to elect to exceed its approved parameters as a practice of medicine decision. It is estimated that more than 900,000 laser eye surgeries were performed in the U.S. in 1999. The complaint seeks civil penalties from LaserVision and four of its executives in amounts not to exceed $1 million each. LaserVision does not know if any other companies or individuals have been served with similar complaints.

     On March 12, 1999, we filed suit in U.S. District Court for the Eastern District of Missouri against Nidek, Custom Trailerwerks, Inc. and a former employee of LaserVision. This lawsuit was settled recently, with no payments being made by or to any party.

     We are currently involved in other, routine, business-related litigation. We do not expect that any outstanding or pending legal proceedings, individually or in the aggregate, will have a material adverse effect upon our future results of operations, liquidity or financial condition.

ITEM 4

              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5

            MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The common stock of LaserVision is traded on the over-the-counter market through NASDAQ. Furthermore, the following dealers are listed on NASDAQ summaries as market makers in LaserVision stock as of June 2000:

A. G. Edwards & Sons, Inc.               Schneider Securities Inc.
Prudential Securities, Inc.              Schwab Capital Markets
Warburg Dillon Read, LLC                 Herzog, Heine, Geduld Inc.
Salomon Smith Barney, Inc.               Knight Securities, L.P.
Weeden and Co. Inc.                      Spear, Leeds & Kellogg
Sherwood Securities Corp.                B-Trade Services LLC
Island System Corporation                The Brass Utility, LLC
Instinet Corporation                     Archipelago, LLC
M.H. Meyerson & Co.                      Neidiger, Tucker, Bruner
Leerink Swann & Co.                      Mesirow & Co., Inc.
Pacific Growth Equities                  Allen C. Ewing & Co.
Advest, Inc.                             First of Michigan Corporation

     There were approximately 469 holders of record of LaserVision's common stock on July 11, 2000. This figure does not consider the individual holders of securities that are held in the "street name" of a securities dealer. Based upon information received from securities dealers, the total number of individual holders of LaserVision's common stock exceeds 28,000.

     There have been and are expected to be no dividends declared on the common stock.

                TABLE OF HIGH/LOW SALES PRICES FOR EACH QUARTER

                                                              COMMON
                                                         ----------------
                                                          HIGH      LOW
QUARTER ENDED                                             LVCI      LVCI
-------------                                            ------    ------
July 98..............................................    $ 8.44    $ 5.06
October 98...........................................      6.56      4.25
January 99...........................................     14.75      5.38
April 99.............................................     26.25     12.63
July 99..............................................     37.81     21.00
October 99...........................................     33.75      8.50
January 00...........................................     16.75      7.81
April 00.............................................     12.00      3.88

ITEM 6

                            SELECTED FINANCIAL DATA

     The consolidated statement of operations data set forth below for the years ended April 30, 2000, 1999, and 1998 and the balance sheet data at April 30, 2000 and 1999 are derived from the respective audited consolidated financial statements of LaserVision which are included elsewhere herein. The statement of operations data set forth below with respect to the years ended April 30, 1997 and 1996 and the balance sheet data at April 30, 1998, 1997 and 1996 are derived from the audited financial statements of LaserVision which are not included in this Form 10-K.

     The data set forth below should be read in conjunction with the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                               YEAR ENDED APRIL 30,
                                                 -------------------------------------------------
                                                   2000      1999      1998       1997      1996
                                                 --------   -------   -------   --------   -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues.......................................  $ 88,055   $52,359   $23,469   $  8,238   $ 3,918
Gross profit (loss)............................    28,555    17,691     6,719        648      (332)
Selling, general and administrative............    17,702    11,809     9,592      9,719     5,831
Vendor program change expense..................     2,043        --        --         --        --
Fixed asset impairment provision...............        --        --        --      2,772     3,063
Income (loss) from operations..................     8,810     5,882    (2,873)   (11,843)   (9,216)
Net income (loss) before taxes.................    10,464     5,051    (3,496)   (12,069)   (8,803)
Income tax benefit.............................     3,394     1,489        --         --        --
Net income (loss)..............................    13,858     6,540    (3,496)   (12,069)   (8,803)
Deemed preferred dividends.....................      (209)     (171)   (1,930)      (126)     (439)
Net income (loss) applicable to common
  stockholders.................................  $ 13,649   $ 6,369   $(5,426)  $(12,195)  $(9,242)
Net income (loss) per share -- basic...........  $    .55   $   .31   $  (.30)  $   (.72)  $  (.88)
Net income (loss) per share -- diluted.........  $    .49   $   .27   $  (.30)  $   (.72)  $  (.88)
Weighted average number of common shares
  outstanding -- basic.........................    24,884    20,290    18,356     16,842    10,556
Weighted average number of common shares
  outstanding -- diluted.......................    28,460    23,930    18,356     16,842    10,556

                                                                     APRIL 30,
                                                 -------------------------------------------------
                                                   2000      1999      1998       1997      1996
                                                 --------   -------   -------   --------   -------
BALANCE SHEET DATA:
Cash and cash equivalents......................  $ 17,702   $ 8,173   $ 8,430   $  3,794   $12,672
Short-term investments.........................    31,440
Working capital................................    44,141     7,105     5,554      1,654    10,002
Total assets...................................   123,267    53,189    30,829     22,870    28,913
Total debt, excluding current portion..........     5,878     7,784     6,585      6,133     1,375
Convertible preferred stock with mandatory
  redemption provision.........................     2,295     2,086     1,915         --    14,539
Stockholders' equity...........................  $ 89,619   $26,661   $13,578   $ 10,276   $ 7,453

     There were no cash dividends during this five year period.

FIXED ASSET IMPAIRMENT PROVISION

     In connection with LaserVision's continuing evaluation of the recoverability of its assets, an asset impairment charge of $2,772,000 and $3,063,000 were recorded for the years ended April 30, 1997 and 1996, respectively. These impairment charges related to domestic and international lasers, as well as goodwill.

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following tables present selected items from our quarterly financial results (in thousands except per share data).

FISCAL 2000 QUARTERLY                              JULY 1999   OCTOBER 1999   JANUARY 2000   APRIL 2000
---------------------                              ---------   ------------   ------------   ----------
Revenues........................................    $20,999      $20,835        $22,510       $23,711
Vendor program change expense (benefit).........                                  2,433          (390)
Gross profit....................................      7,203        6,742          7,190         7,420
Net income......................................      4,133        3,935          1,537         4,253
Deemed preferred dividends......................         50           52             52            55
Basic income per share..........................    $   .17      $   .15        $   .06       $   .17
Diluted income per share........................    $   .14      $   .14        $   .05       $   .16
Weighted average number of common shares
  outstanding -- basic..........................     24,177       25,118         25,239        25,007
Weighted average number of common shares
  outstanding -- diluted........................     28,578       28,859         28,297        27,249

FISCAL 1999 QUARTERLY                              JULY 1998   OCTOBER 1998   JANUARY 1999   APRIL 1999
---------------------                              ---------   ------------   ------------   ----------
Revenues........................................    $ 9,110      $10,402        $14,062       $18,785
Gross profit....................................      2,866        3,655          4,707         6,463
Net income......................................        333          958          2,262         2,987
Deemed preferred dividends......................         40           41             41            49
Basic income per share..........................    $   .02      $   .05        $   .11       $   .14
Diluted income per share........................    $   .02      $   .05        $   .09       $   .11
Weighted average number of common shares
  outstanding -- basic..........................     19,482       19,584         20,588        21,266
Weighted average number of common shares
  outstanding -- diluted........................     21,700       21,416         24,626        26,306

VENDOR PROGRAM CHANGE EXPENSE

     On February 22, 2000, Visx, the manufacturer of most of the lasers owned by LaserVision, announced a new program for its customers, including LaserVision, that included a change in the royalty fee charged by Visx from $250 per procedure to $100 per procedure. Along with this pricing change Visx announced that it will no longer provide procedure cards for enhancements at no charge, nor will they provide credits for procedure cards used for past enhancements or ambassadors. (An enhancement is a procedure subsequent to the initial treatment that is performed to improve the surgical result. An ambassador is a patient who is treated at no charge and is frequently a celebrity or a member of the surgeon's practice.) In addition, Visx would not exchange the inventory of procedure cards held by LaserVision at a cost of $250 per procedure card for procedure cards at the reduced cost of $100. Accordingly, LaserVision recorded a charge of approximately $2.4 million in the quarter ended January 31, 2000 for actual and estimated expenses related to enhancements and ambassadors, and reductions in inventory value, which will not be reimbursed by Visx and which LaserVision does not expect to collect from its customers without legal assistance. In the quarter ended April 30, 2000, LaserVision reversed $0.4 million of the vendor program change expense based upon actual and estimated expenses related to the enhancements, ambassadors, and reductions in inventory value.

ITEM 7

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for historical information, statements relating to LaserVision's plan, objectives and future performance are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations. Because of various risks and uncertainties discussed below, actual strategies and results in future periods may differ materially from those currently expected.

     The discussion set forth below analyzes certain factors and trends related to the financial results for each of the three years ended April 30, 2000, 1999 and 1998. This discussion should be read in conjunction with the accompanying consolidated financial statements and notes to the consolidated financial statements.

RESULTS OF OPERATIONS

     The following table breaks out revenue by source. This table also includes "net revenue contribution." Net revenue contribution is revenue less license fees paid to laser manufacturers and amounts paid to eye surgeons and optometrists for professional medical services rendered at our fixed laser sites. Management believes that net revenue contribution provides relevant and useful information to investors because it reflects the dollars available to cover LaserVision's fixed and variable costs after excluding variable costs which LaserVision pays to third parties. Net revenue contribution should not be considered as an alternative to gross profit, operating income and net income as a measure of profitability. Finally, the table includes certain profitability amounts as a percentage of total revenue and net revenue contribution.

                                                               FISCAL YEAR ENDED APRIL 30,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
Revenue
  North American refractive..............................    $ 73,456    $ 46,568    $ 21,557
  Other refractive.......................................       3,065       1,976       1,912
  Cataract...............................................      11,534       3,815           0
Total Revenue............................................      88,055      52,359      23,469
  Royalty fees and professional medical services.........      29,349      17,677       8,030
Revenue less royalty fees and professional medical
  services,
  "net revenue contribution".............................      58,706      34,682      15,439
Gross profit.............................................      28,555      17,691       6,719
  % of total revenue.....................................         32%         34%         29%
  % of net revenue contribution..........................         49%         51%         44%
Income (loss) from operations............................       8,810       5,882      (2,873)
  % of total revenue.....................................         10%         11%        (12%)
  % of net revenue contribution..........................         15%         17%        (19%)
Net income (loss) before taxes...........................    $ 10,464    $  5,051    $ (3,496)
  % of total revenue.....................................         12%         10%        (15%)
  % of net revenue contribution..........................         18%         15%        (23%)

     On May 14, 1999, LaserVision completed an underwritten public stock offering selling 2,000,000 shares of common stock for $46.5 million ($43.6 million net of offering costs). Selling stockholders sold an additional 1,956,000 shares of which 927,000 shares were sold pursuant to the exercise of options and warrants. 516,000 of the shares sold by selling stockholders were sold pursuant to the Underwriter's exercise of their overallotment option. The exercise of these warrants and options resulted in additional proceeds to LaserVision of $3.6 million.

     On February 22, 2000, Visx, the manufacturer of most of the lasers owned by LaserVision, announced a new program for its customers, including LaserVision, that included a change in the royalty fee charged by Visx from $250 per procedure to $100 per procedure. Most other laser manufacturers, except for Nidek, have similar royalties. Along with this pricing change Visx announced that it will no longer provide procedure cards for enhancements at no charge, nor will they provide credits for procedure cards used for past enhancements or ambassadors. (An enhancement is a procedure subsequent to the initial treatment that is performed to improve the surgical result. An ambassador is a patient who is treated at no charge and is frequently a celebrity or a member of a surgeon's practice.) In addition, Visx will not exchange the inventory of procedure cards held by LaserVision at a cost of $250 per procedure card for procedure cards at the reduced cost of $100. Accordingly, LaserVision has recorded a one-time charge of approximately $2.0 million in the year ended April 30, 2000 for actual and estimated expenses related to enhancements and ambassadors and reductions in inventory value, which will not be reimbursed by Visx and which LaserVision does not expect to collect from its customers without legal assistance.

     Approximately 80% of this $2.0 million expense was related to enhancement and ambassador procedures which were performed before Visx reduced its royalty. Visx has refused to credit LaserVision for the prepaid royalty and card costs associated with these procedures. Documentation for enhancements was accumulated each month in order for credits to be processed more efficiently in bulk rather than individually as enhancements were performed. Because of the logistics involved with collecting the documentation required by Visx for each enhancement from more than 650 surgeons performing procedures on more than 70 lasers at more than 275 locations, there could be a lag time of about five months between the time an enhancement procedure was performed and the time credit was received from Visx. The balance of this expense relates to several inventory issues associated with procedure cards and spare parts.

     Future Revenue and Gross Profit -- After March 2000, the Visx program change will reduce LaserVision's domestic refractive revenue per procedure and the royalty cost of revenue per procedure. Other aspects of this new program reduce volume-related incentives to LaserVision and will increase cost of revenue, other than royalty fees, above the levels recorded in calendar 1999, as described in following sections. Although the net effect of this program change upon gross profit per procedure is expected to be unfavorable, any global fee decreases for patients are expected to have a favorable effect upon volume due to price elasticity. The effect upon total gross profit in future periods will be dependent upon, among other things: (1) volume changes, (2) the mix between mobile and fixed sites, and (3) the number and type of new contractual relationships with ophthalmic surgeons.

     Future Operating Expenses -- Future contractual relationships with ophthalmic surgeons are expected to increase LaserVision's portion of both the global fee paid by patients and the total operating costs associated with providing the procedure. After a start-up period of up to four months, management expects the additional benefits to exceed the additional expenses.

     RSR revenues for September 1998 through April 2000 are included in North American refractive revenues. MSS revenues for December 1998 through April 2000 are shown as cataract revenues.

FISCAL YEAR ENDED APRIL 30, 2000 COMPARED TO FISCAL YEAR ENDED APRIL 30, 1999

     LaserVision has continued to provide excimer laser access to additional sites throughout the U.S. We are focused on establishing long-term relationships with our customers and providing value-added services through our partnership and market development models.

     The acquisition of RSR on September 1, 1998 has enabled us to provide microkeratome access and the acquisition of MSS on December 4, 1998 has allowed us to provide mobile cataract services.

     Revenue. Total revenue increased by 68% or $35.7 million to $88.1 million for the year ended April 30, 2000 from $52.4 million for the year ended April 30, 1999. Total laser procedures increased by 73% to 104,674 for the year ended April 30, 2000 from 60,947 for the year ended April 30, 1999.

     The increase in revenue was attributable to a $26.9 million increase in North American refractive revenue, a $1.1 million increase in other refractive revenue and $7.7 million in cataract revenue. The increase in North American revenue was attributable to an increase both in the number of U.S. lasers in operation and the number of procedures performed by our eye surgeon customers in the U.S. The increase in cataract revenue was attributable to having an entire year of revenue in the year ended April 30, 2000 compared to five months of revenue in the year ended April 30, 1999 as well as an increase of more than 1,450 procedures performed during the five months ended April 30, 2000 compared to the five months ended April 30, 1999. These procedures were performed on five incremental mobile cataract units during the year ended April 30, 2000.

     Costs of Revenue/Gross Profit. Costs of revenue increased by 72% or $24.8 million to $59.5 million for the year ended April 30, 2000 from $34.7 million for the year ended April 30, 1999. This was primarily due to an increase of $9.3 million in total domestic royalties, an increase of $3.8 million in mobile laser engineer salaries and travel costs, an increase of $2.7 million in professional medical services costs, an increase of $2.7 million in depreciation, an increase of $0.9 million in gases, medical supplies and maintenance, and $5.0 million of costs related to the cataract business for which a full year of results are reflected in fiscal 2000 versus only five months in fiscal 1999. The increases in royalty expenses, salaries and travel, professional medical services, depreciation and gasses, medical supplies and maintenance are primarily due to increased refractive procedure volume utilizing an increased number of lasers.

     Total gross profit increased by 61% or $10.9 million to $28.6 million for the year ended April 30, 2000 from $17.7 million for the year ended April 30, 1999. The variable gross profit, excluding depreciation, increased by 62% or $14.4 million to $37.8 million for the year ended April 30, 2000 from $23.4 million for the year ended April 30, 1999. This was primarily due to higher volumes of procedures performed with our equipment at an increased number of sites. As a percentage of total revenue, total gross profit decreased to 32% from 34% for the years ended April 30, 2000 and 1999, respectively. This decline is primarily due to lower average sales prices of about $80 per procedure for the year ended April 30, 2000 compared to the year ended April 30, 1999.

     Operating Expenses. Selling, general and administrative expenses increased by 50% or $5.9 million to $17.7 million for the year ended April 30, 2000 from $11.8 million for the year ended April 30, 1999. The increase was attributed to increased operating expenses of $1.1 million related to a full year of activity for the cataract business, an increase in salaries and related expenses of $1.5 million, increased general and administrative expenses of $1.7 million, and increased selling and marketing expenses of $1.4 million. The $1.5 million increase in salaries and related expenses was attributed to more employees, annual raises and variable compensation based on operating results. The $1.7 million increase in general and administrative expenses was attributed to increased professional fees of $0.8 million, and increased office expenses of $0.4 million and increased travel and related costs of $0.4 million. The $1.4 million increase in selling and marketing expenses was attributed to supporting more eye surgeons in their marketing programs.

     Vendor Program Change Expense. As previously described, a $2.0 million vendor program change expense was recorded during the year ended April 30, 2000.

     Income from Operations. The income from operations increased by $2.9 million to $8.8 million for the year ended April 30, 2000 from $5.9 million during the year ended April 30, 1999, which reflects the factors discussed above.

     Other Income (Expense). Higher minority interest in net income of subsidiaries offset by higher interest income caused a $2.5 million increase to a net $1.7 million in other income during the year ended April 30, 2000 from a net $831,000 in other expense during the year ended April 30, 1999. This was primarily due to interest income on the proceeds from the secondary stock offering in May 1999 which were invested in commercial paper and short term government debt instruments during fiscal year 2000.

     Income Taxes. Income tax benefit increased by $1.9 million to $3.4 million for the year ended April 30, 2000 from $1.5 million for the year ended April 30, 1999. This increase is attributable to releasing the majority of the valuation allowance related to the deferred tax assets generated from operations. In the future we expect income tax expense to be approximately 38% of net income before taxes.

     Net Income. Net income increased by 112% or $7.4 million to $13.9 million for the year ended April 30, 2000 from $6.5 million for the year ended April 30, 1999 which reflects the factors discussed above. Earnings per share -- basic increased by $0.24 per share to $0.55 per share for the year ended April 30, 2000 from $0.31 per share for the year ended April 30, 1999. Earnings per share -- diluted increased by $0.22 per share to $0.49 per share for the year ended April 30, 2000 from $0.27 per share for the year ended April 30, 1999.

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

     Costs of Revenue/Gross Profit. Costs of revenue increased by 107% or $17.9 million to $34.7 million for the year ended April 30, 1999 from $16.8 million for the year ended April 30, 1998. This was primarily due to an increase of $7.6 million in total domestic royalties, an increase of $3.1 million in mobile laser engineer salaries and travel costs, an increase of $2.1 million in professional medical services costs, an increase of $2.1 million in gasses, medical supplies and maintenance, and $2.3 million of costs related to the cataract business. The increases in royalty expenses, salaries and travel, professional medical services, and gasses, medical supplies and maintenance are primarily due to increased refractive procedure volume. The increase in costs related to the cataract business was attributed to the acquisition of MSS in December 1998.

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

     Income (Loss) from Operations. The income (loss) from operations increased by $8.8 million to $5.9 million for the year ended April 30, 1999 from a loss of $2.8 million during the year ended April 30, 1998, which reflects the factors discussed above.

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

     Income Taxes. A $1.5 million income tax benefit was recorded for the first time during the year ended April 30, 1999. This benefit was attributable to releasing a portion of the valuation allowance related to the deferred tax assets generated from operations.

     Net Income (Loss). Net income for the year ended April 30, 1999 was $6.5 million compared to a net loss of $3.5 million for the year ended April 30, 1998 which reflects the factors discussed above. Earnings per share -- basic increased by $0.61 per share to $0.31 per share for the year ended April 30, 1999 from a loss of $0.30 per share for the year ended April 30, 1998. Earnings per share -- diluted increased by $0.57 per share to $0.27 per share for the year ended April 30, 1999 from a loss of $0.30 per share for the year ended April 30, 1998.

INFLATION

     LaserVision's operations have not been, nor are they expected to be, materially affected by inflation.

LIQUIDITY AND CAPITAL RESOURCES

     LaserVision's primary sources of liquidity for the next year are expected to consist of cash generated by operations, vendor financing, proceeds from the exercise of options and warrants, and proceeds from the secondary stock offering completed on May 11, 1999. We believe this will be sufficient to fund our expected cash needs as described below for the forseeable future, exclusive of any acquisitions.

     We have generated positive cash flow from operations for every quarter since the quarter ended April 30, 1998. We expect that normal ongoing liquidity needs, other than investment spending, will continue to be covered substantially from the operations of the business.

     LaserVision has access to vendor financing on one brand of laser. We expect to continue to have access to this financing option for at least the next nine months. Other equipment vendors do not provide equipment financing.

     LaserVision expects that option and warrant holders will exercise options and warrants prior to their expiration, but we cannot predict when such exercises will occur.

     Our principal cash needs include normal operating expenses, the purchase of additional equipment, the payments of contingent consideration for MSS, and any cash needs for any future acquisitions.

     During the fourth quarter of fiscal 2000, LaserVision repurchased 5% (or
1.2 million shares) of the outstanding common stock for approximately $7.8 million. In May 2000, the Board authorized the repurchase of an additional 4.9% of the common stock. Treasury stock, which is carried at cost, has been repurchased to meet LaserVision's obligations under its stock option plans and other stock-based plans, while minimizing dilution to shareholders.

     Our normal operating expenses include procedure royalty fees, salaries, travel and lodging, medical supplies, equipment maintenance, professional fees, rent and utilities.

     We expect to purchase about $12 million of new equipment in fiscal year 2001. As noted above, we have available vendor financing for the purchase price of one brand of excimer laser. Lasers purchased from other manufacturers will be paid in cash or financed through third parties. We believe we would be able to obtain third party financing for excimer lasers, although we do not know the specific terms on which such financing may be available. Market considerations will dictate the actual levels of our equipment purchases.

     The MSS acquisition requires additional consideration for meeting certain operating income targets. For the twelve-month period ending April 30, 2000, MSS met the operating income targets and LaserVision has recorded additional goodwill and accrued $5.4 million for contingent consideration to be paid July, 2000. Additional consideration of up to $1.0 million is contingent upon operating results for the quarter ending July 31, 2000. Up to 50% of the contingent consideration may be paid in LaserVision common stock valued at the market rate, with the balance to be paid in cash. The amount of contingent consideration paid in common stock is at the sole discretion of LaserVision. LaserVision intends to pay the $5.4 million earned in the period ended April 30, 2000 in cash.

     Until April 2000 LaserVision offered a program for patient financing, the funds for which are provided primarily by a third party lender. We guarantee these notes payable to the third party lender. The amount of such financing currently is $4.0 million. Since March 2000 LaserVision has provided our eye surgeon customers with a patient financing program that required no guarantee of the patients' notes payable.

     In June 2000 LaserVision acquired Southeast Medical, Inc. (Southeast Medical) of Mandeville, Louisiana for $1.5 million of cash and future contingent consideration which is dependent upon achieving certain levels of revenue. Southeast Medical is a provider of mobile cataract services in Louisiana and Mississippi.

     If cash generated from our operations is significantly less than anticipated, we have several strategies to deal with it. First, we can use the maximum amount of financing available for the purchase of new equipment. Second, we can slow down the purchase of new equipment. Third, we can choose the option of funding 50% of the contingent consideration for the MSS acquisition with common stock. Fourth, we can delay any potential acquisitions, or attempt to fund such acquisitions with stock or cash raised from third party sources. Finally, LaserVision believes it would be able to raise additional money through the borrowing of funds or the sale of debt or additional equity securities.

WORKING CAPITAL

     Cash and cash equivalents increased by 116% or $9.5 million to $17.7 million at April 30, 2000 from $8.2 million at April 30, 1999. At April 30, 2000, working capital had increased by 521% or $37.0 million to $44.1 million from $7.1 million at April 30, 1999. The ratio of current assets to current liabilities at April 30, 2000 was 2.83 to one, compared to 1.44 to one at April 30, 1999.

     Short-term investments increased $31.4 million to $31.4 million at April 30, 2000 from $0 at April 30, 1999. The short-term investments have been purchased with cash generated from the underwritten public stock offering completed on May 14, 1999. Accounts receivable increased $2.5 million from April 30, 1999 to April 30, 2000 and $5.0 million from April 30, 1998 to April 30, 1999 primarily due to increased procedures performed in the U.S., an increased number of customers being invoiced monthly instead of weekly, and the acquisitions of MSS and RSR.

CASH FLOWS -- OPERATING ACTIVITIES

     Net cash provided by operating activities increased by $15.4 million to $23.2 million for the year ended April 30, 2000 from $7.8 million for the year ended April 30, 1999. The cash flows provided by operating activities during the year ended April 30, 2000 primarily represent the net income in the period plus depreciation and amortization and a net increase in current liabilities, plus decreases in prepaid expenses and other assets less increases in accounts receivable, deferred taxes and inventory. The cash flows provided by operating activities during the year ended April 30, 1999 primarily represent the net income in the period plus depreciation and amortization and a net increase in current liabilities, less increases in accounts receivable, inventory, deferred taxes, and prepaid expenses and other current assets. The increases in accounts receivable and inventory are a result of increased procedure volumes. The increase in accrued liabilities is primarily due to the accrual for contingent consideration of $5.4 million for the MSS purchase.

     Net cash provided by operating activities increased $6.8 million to $7.8 million for fiscal 1999 from $1.0 million for fiscal 1998. The cash flows provided by operating activities during fiscal 1998 primarily represent the net loss incurred in this period plus depreciation and amortization and an increase in current liabilities, offset by an increase in accounts receivable and inventory, and reflect the continuity of the business

CASH FLOWS -- INVESTING ACTIVITIES

     Net cash used for investing activities increased by 518% or $42.2 million to $50.3 million for the year ended April 30, 2000 from $8.1 million for the year ended April 30, 1999. Cash used for investing during the year ended April 30, 2000 was primarily used to acquire short-term investments with proceeds of the May 1999 secondary stock offering, equipment for the expanding U.S. market, to pay contingent consideration for the acquisition of MSS, and to invest in refractive partnerships with eye surgeons and ophthalmic practices.

Cash used for investing during the year ended April 30, 1999 was primarily used to acquire equipment for the expanding U.S. market and for the acquisitions of MSS and RSR.

     Net cash used in investing activities increased by 96% or $4.0 million to $8.1 million for the year ended April 30, 1999 from $4.1 million for the year ended April 30, 1998. These changes were primarily due to the acquisition of equipment and the acquisition of MSS and RSR.

CASH FLOWS -- FINANCING ACTIVITIES

     Net cash provided by financing activities increased $36.5 million to $36.6 million for the year ended April 30, 2000 from $0.1 million for the year ended April 30, 1999. Net cash provided by financing activities during the year ended April 30, 2000 was primarily due to the proceeds from the underwritten public stock offering of $44.2 million, proceeds from the exercise of stock options of $8.6 million, and the return of restricted cash of $1.1 million partially offset by the purchase of treasury stock of $7.8 million and by the repayment of certain notes payable and capitalized lease obligations of $9.0 million. Net cash provided by financing during fiscal 1999 was primarily provided by the exercise of stock options and warrants of $6.3 million, offset by the repayment of capital lease obligations and notes payable of $6.4 million.

     Net cash provided by financing activities decreased by $7.7 million to $0.1 million during fiscal 1999 from cash provided of $7.8 million during fiscal 1998. Net cash provided by financing for fiscal 1998 was primarily due to proceeds from a private offering of preferred stock of $5.5 million, notes payable of $1.9 million and exercise of stock options and warrants of $2.2 million offset by the repayment of notes payable and capitalized lease payments of $2.0 million.

     The Series B convertible preferred stock has a beneficial conversion and mandatory redemption features. Under some circumstances, as defined in the preferred stock agreement, the holders of the Series B shares may be able to require us to redeem their shares for cash. These circumstances include the delisting of the common stock by Nasdaq, bankruptcy or change of control of LaserVision, and the decline in the price of the common stock to less than approximately $1.00 per share. While there can be no assurance that these circumstances will not arise, LaserVision believes the likelihood of redemption occurring is remote. Accordingly, the redemption features of the Series B shares are not expected to adversely impact our cash flows or liquidity. At April 30, 2000, this preferred stock was convertible into approximately 923,000 shares of common stock.

INCOME TAXES

     At April 30, 2000, LaserVision had aggregate net operating loss (NOL) carryforwards of approximately $63.0 million for income tax purposes available to offset future regular federal taxable income which expire in various amounts through 2020. During the year ended April 30, 2000, the Company utilized approximately $10.6 million in NOL carryforwards to offset taxable income.

     The "Valuation allowance, provision for income taxes" reflects the tax benefit which will be reflected in the statement of operations upon release. Management has determined that based on expected future operating plans, the net deferred tax assets generated by operations at April 30, 2000 will more likely than not be utilized to offset future taxes. Therefore, no valuation allowance related to such deferred tax assets has been recorded at April 30, 2000. However, as NOLs may not all be utilized to offset taxable income in all states where LaserVision operates, a valuation allowance has been recorded to reflect the potential non-realization of state NOL carryforwards.

     The "Valuation allowance, equity" reflects the tax benefit that will be reflected directly to stockholders' equity upon release. This tax benefit relates to certain equity transactions that did not impact operating results, such as those arising from the exercise of non-qualified stock options and warrants. The deferred tax asset generated by the employees' exercise of non-qualified options and warrants will serve to reduce future taxes to be paid by LaserVision. During the year ended April 30, 2000, the tax benefit generated by the exercise of non-qualified options and warrants of approximately $4.8 million was recorded as an increase in stockholders' equity. As management is uncertain that total tax benefits generated by the exercise of non-qualified options and warrants will be utilized to offset future taxes, a valuation allowance of $14.7 million has been recorded at April 30, 2000.

     Management will continue to review and assess the realizability of the deferred tax assets on a quarterly basis. If LaserVision's profitability continues, additional reductions in the valuation allowance, equity may be recognized which will be recorded directly to equity and not affect net income.

     Regardless of when the reduction in the valuation allowance, equity is released, the utilization of the remaining NOL's will substantially reduce LaserVision's cash obligations for the payment of any income taxes otherwise due over the next few years.

RISK FACTORS

     Risk factors associated with the successful implementation of our business strategy include (i) the loss of or changes in key personnel, management or directors; (ii) our inability to close on market development and partnership agreements in the number and/or time frames projected; (iii) changes in state and/or federal governmental regulations which could materially affect our ability to operate; (iv) any adverse governmental or regulatory changes or actions, including any healthcare regulations and related enforcement actions;
(v) competition from new and existing centers which use lasers to correct vision and/or manufacturers; (vi) changes in commercial prices for our services due to new developments in our markets; (vii) incorrect assumptions about the number of procedures which doctors will perform on our lasers; (viii) new methods of vision correction which could make our services less competitive or obsolete;
(ix) litigation claims that may arise; (x) unanticipated changes in vendor relationships; and (xi) other factors including those identified in our filings from time-to-time with the SEC.

YEAR 2000

YEAR 2000 COMPLIANCE

     We have experienced no adverse impact related to the onset of the year 2000. Our services, operations, customers, suppliers and service providers have all continued to operate as usual. We do not anticipate any future problems with respect to the onset of the year 2000.

NEW ACCOUNTING STANDARD

     In June 1999, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" (SFAS 137). Statement on Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) provides standards on accounting and disclosure for derivative instruments, and requires that all derivatives be measured at fair value and reported as either assets or liabilities in LaserVision's Consolidated Balance Sheet. In accordance with issuance of SFAS No. 137, LaserVision will be required to adopt the provisions of SFAS 133 no later than the beginning of fiscal year 2001. Based upon preliminary reviews of the provisions of this standard, LaserVision believes that it will not have a significant impact on its financial position or results of operations or have a material effect on its financial reporting.

     On December 3, 1999, the staff of the Securities and Exchange Commission
(SEC) issued Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements." This Bulletin provides specific guidance on the recognition, presentation, and disclosure of revenue and related accounting policies in financial statements. The provisions of SAB 101 must be applied by LaserVision beginning in the fourth quarter of fiscal 2001. Based upon preliminary reviews of the four criteria of revenue recognition specified within SAB No. 101, we believe that our revenue recognition policies comply with the bulletin.

MARKET RISK

     In the ordinary course of business, LaserVision is exposed to interest rate risks and foreign currency risks, which we do not currently consider to be material. These exposures primarily relate to having short-term investments earning short-term interest rates and to having fixed rate debt. LaserVision views its investment in foreign subsidiaries as a long-term commitment, and does not hedge any translation exposures.

MARKETABLE EQUITY SECURITY PRICES

     Marketable equity securities at April 30, 2000 which were recorded at a fair value of $2,325,000 have exposure to price risk. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in the security's quoted market price, and amounted to $232,500 at April 30, 2000.

ITEM 8

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                PAGE
                                                                ----
Report of Independent Accountants...........................     F-1
Consolidated Balance Sheet at April 30, 2000 and 1999.......     F-2
Consolidated Statement of Operations for each of the three
  years in the period ended April 30, 2000..................     F-3
Consolidated Statement of Changes in Stockholders' Equity
  for each of the three years in the period ended April 30,
  2000......................................................     F-4
Consolidated Statement of Cash Flows for each of the three
  years in the period ended April 30, 2000..................     F-5
Notes to Consolidated Financial Statements..................     F-7
Financial Statement Schedules:
  VIII -- Valuation and Qualifying Accounts.................    F-27

     All other schedules were omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

ITEM 9

                       CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10

                        DIRECTORS AND EXECUTIVE OFFICERS

     The directors, executive officers and key personnel of LaserVision, their positions with LaserVision, and their ages are as follows:

NAME                                            AGE   POSITION
----                                            ---   --------
John J. Klobnak..............................   49    Chairman of the Board, Chief Executive Officer
                                                      and member of Executive and Compensation
                                                        Committees
James C. Wachtman............................   39    President and Chief Operating Officer
Robert W. May................................   53    Vice-Chairman of the Board, General Counsel,
                                                        Secretary and member of Executive Committee
B. Charles Bono III..........................   52    Executive Vice President, Chief Financial
                                                      Officer and Treasurer
James B. Tiffany.............................   43    Vice President of Sales
James M. Garvey..............................   53    Director and member of Executive and Audit
                                                        Committees
Richard Lindstrom, M.D.......................   53    Director and member of Compensation Committee
Steven C. Straus.............................   44    Director and member of Audit Committee

     John J. Klobnak. Mr. Klobnak has served as Chairman of the Board and Chief Executive Officer of LaserVision since July 1993. From 1990 to 1993, Mr. Klobnak served as LaserVision's Chairman, President and Chief Executive Officer. From 1986 to 1990, he served as Chief Operating Officer and subsequently President of MarketVision, a partnership acquired by LaserVision upon its inception in 1990. Prior to 1986, Mr. Klobnak was engaged in marketing and consulting.

     James C. Wachtman. Mr. Wachtman joined LaserVision as Chief Operating Officer of North America operations effective June 1996 and became President in August 1998. From 1983 until he joined LaserVision, Mr. Wachtman was employed in various positions by McGaw, Inc., a manufacturer of medical disposables. Most recently, he served as Vice President of Operations of CAPS, a hospital pharmacy division of McGaw.

     Robert W. May. Mr. May joined LaserVision as its Vice-Chairman and General Counsel in September 1993. Prior to joining LaserVision as a full-time employee, Mr. May served as Corporate Secretary, General Corporate Counsel and a director of LaserVision. He was engaged in private legal practice in St. Louis, Missouri from 1985 until 1993.

     B. Charles Bono III. Mr. Bono joined LaserVision as Executive Vice President, Chief Financial Officer and Treasurer in October 1992. From 1980 to 1992, Mr. Bono was employed by Storz Instrument Company (a global marketer of ophthalmic devices and pharmaceutical products that is now a part of Bausch and Lomb Surgical) serving as Vice President of Finance from 1987 to 1992.

     James B. Tiffany. Mr. Tiffany joined LaserVision in December 1998 as Vice President of Sales. For the prior thirteen years, Mr. Tiffany held a number of positions with Storz Instrument Company and Bausch and Lomb Surgical. While with Storz, Mr. Tiffany served as Director of Marketing and Vice President of Sales and Marketing. From January 1998, he served as Vice President for Commercial Operations for the U.S., Canada and Latin America for Bausch and Lomb Surgical.

     James M. Garvey. Mr. Garvey has served as a director of LaserVision since November 1995. Mr. Garvey serves as Chief Executive Officer and Managing Partner of Schroder Ventures Life Sciences Advisors, a venture capital advisory company which he joined in May 1995. From 1989 to 1995, Mr. Garvey was Director of Allstate Venture Capital, the venture capital division of Allstate Corp. after initially directing

Allstate Venture Capital's health care investment activity. Mr. Garvey is currently a director of JCN Healthcare, Medcareers, Inc., Medcentral, Inc., Mednova Ltd., Orthovita, Inc. and has served as director and Chairman of several public and private healthcare companies.

     Richard L. Lindstrom, M.D. Dr. Lindstrom has served as a director of LaserVision since November 1995. Since 1979, Dr. Lindstrom has been engaged in the private practice of ophthalmology and has been the President of Minnesota Eye Consultants P.A. or its predecessor since 1989. In 1989, Dr. Lindstrom founded the Phillips Eye Institute Center for Teaching & Research, an ophthalmic research and surgical skill education facility, and he currently serves as the Center's Medical Director. Dr. Lindstrom has served as an Associate Director of the Minnesota Lions Eye Bank since 1987. He is a medical advisor for several medical device and pharmaceutical manufacturers and is on the Board of Directors of Vision 21, Incorporated. From 1980 to 1989, he served as a Professor of Ophthalmology at the University of Minnesota. Dr. Lindstrom received his M.D., B.A. and B.S. degrees from the University of Minnesota.

     Steven C. Straus. Mr. Straus has served as a director of LaserVision since January 1996. He currently serves as President and Chief Operating Officer of the Jordan Industries, Inc. Healthcare Products Group. Prior to 1998, Mr. Straus was Senior Vice President of the Ambulatory Surgery Division of Columbia/HCA and was employed in a similar capacity with Medical Care America, Inc. from 1993 until Medical Care America was merged into Columbia/HCA in 1994. From 1986 to 1993, Mr. Straus held various positions with Baxter Healthcare Corporation.

     There are no family relationships between any of the directors or executive officers of LaserVision.

                CERTAIN RELATIONSHIPS OF OFFICERS AND DIRECTORS

     In January 1999, we entered into a limited partnership agreement with Minnesota Eye Consultants, P.A. for the operation of one of our roll-on/roll-off mobile systems. Dr. Richard Lindstrom, a director and medical director of LaserVision, is president of Minnesota Eye Consultants. LaserVision is the general partner and owns 60% of the partnership. Minnesota Eye Consultants, P.A. is a limited partner and owns 40% of the partnership. LaserVision contributed equipment valued at $650,000 to the partnership and received $260,000 from Minnesota Eye Consultants. LaserVision receives a revenue-based management fee from the partnership. Dr. Lindstrom also owned 12.1% of MSS and receives 12.1% of the contingent consideration earned by MSS during the earnout periods which end on April 30 and July 31, 2000.

     Dr. Lindstrom receives compensation from LaserVision in his capacity as medical director for both LaserVision and its mobile cataract subsidiary, MSS.

               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     As required by the Securities and Exchange Commission rules under Section 16 of the Securities Exchange Act of 1934, as amended, we note that during the fiscal year ended April 30, 2000, all reports regarding transactions in LaserVision's common stock were filed timely.

ITEM 11

                             EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid to five officers earning total compensation at annual rates in excess of $100,000 during the fiscal year ended April 30, 2000:

                                                                                          WARRANTS
NAME AND PRINCIPAL POSITION         FISCAL YEAR    SALARY(A)     BONUS(B)    OTHER(C)    AND OPTIONS
---------------------------         -----------    ---------     --------    --------    -----------
John J. Klobnak...................  April 2000     $270,000      $124,564     $5,000       450,000(d)
  Chief Executive Officer           April 1999     $228,025      $208,189     $5,000       100,000(f)
                                    April 1998     $202,700      $144,999     $4,750       150,000(h)
James C. Wachtman.................  April 2000     $250,000      $113,199     $5,000       450,000(d)
  President and Chief Operating
     Officer                        April 1999     $200,000      $150,714     $5,000        80,000(f)
                                    April 1998     $160,000      $ 96,746     $4,750       110,000(h)
Robert W. May.....................  April 2000     $220,000      $ 78,859     $5,000       270,000(d)
  Secretary and General Counsel     April 1999     $186,975      $114,354     $5,000        60,000(f)
                                    April 1998     $166,200      $ 85,185     $4,750       100,000(h)
B. Charles Bono...................  April 2000     $200,000      $ 73,305     $5,000       270,000(d)
  Exec. VP, CFO and Treasurer       April 1999     $171,800      $106,279     $5,000        60,000(f)
                                    April 1998     $152,700      $ 79,743     $4,750       100,000(h)
James B. Tiffany..................  April 2000     $163,000      $ 40,000     $5,000        35,000(e)
  Vice President-Sales              April 1999     $155,000(a1)  $ 10,000     $    0        40,000(g)

---------------

(a)  Annual compensation rate during the fiscal year ended April 30th.

(a1) Effective January 18, 1999.

(b)  Earned during fiscal year but paid in the following fiscal year.

(c)  LaserVision matching contribution to 401(k) plan.

(d) Two thirds with exercise price of $27.53 per share, one third with exercise price of $8.875 per share.

(e)  Warrants with exercise price of $8.875 per share.

(f)  Warrants and options with exercise price of $4.50 per share.

(g)  Warrants and options with exercise price of $9.00 per share.

(h)  Warrants and options with exercise price of $3.72 per share.

                   WARRANT AND OPTION GRANTS LAST FISCAL YEAR

                                                              PERCENT OF
                                                                TOTAL
                                                               OPTIONS/
                                                 NUMBER OF     WARRANTS    EXERCISE
                                                OPTIONS AND   GRANTED TO     PRICE     EXPIRATION DATE/
NAME/POSITION                                    WARRANTS     EMPLOYEES    PER SHARE   GRANT DATE VALUE
-------------                                   -----------   ----------   ---------   ----------------
John J. Klobnak                                                                           June 2004
  Chief Executive Officer....................     300,000                   $27.531       $3,147,000
                                                                                         October 2004
                                                  150,000        23.7%      $ 8.875        $549,000
James C. Wachtman                                                                         June 2004
  President and Chief Operating Officer......     300,000                   $27.531       $3,147,000
                                                                                         October 2004
                                                  150,000        23.7%      $ 8.875        $549,000
Robert W. May                                                                             June 2004
  Secretary and General Counsel..............     180,000                   $27.531       $1,888,200
                                                                                         October 2004
                                                   90,000        14.2%      $ 8.875        $329,400
B. Charles Bono                                                                           June 2004
  Exec. V.P., CFO and Treasurer..............     180,000                   $27.531       $1,888,200
                                                                                         October 2004
                                                   90,000        14.2%      $ 8.875        $329,400
James B. Tiffany                                                                         October 2004
  V.P. -- Sales..............................      40,000         2.1%      $ 8.875        $146,400

     The warrants have a five year term and vest ratably over three years (except for the $27.531 warrants which vest over two years). The exercisability of these warrants may accelerate in the event of a change in control of the company. The Black-Scholes option pricing model was used to determine the value of options and warrants issued as of the grant date using the following assumptions, dividend yield -- none, 5% to 5.9% risk free rate of return, 56% to 60% volatility, and expected time of exercise -- thirty months. The grant date values do not take into account risk factors such as non-transferability and limits on exercisability. The ultimate value of a stock warrant or option will depend on the market value of LaserVision's stock at a future date and could vary significantly from the theoretical Black-Scholes value.

            AGGREGATED OPTION/WARRANT EXERCISES IN LAST FISCAL YEAR
                   AND FISCAL YEAR END OPTION/WARRANT VALUES

                                                                      OPTIONS AND WARRANTS AT FISCAL YEAR END
                                                               -----------------------------------------------------
                                                                 NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                       # OF SHARES ACQUIRED                     UNDERLYING UNEXERCISED           IN-THE-MONEY
                           ON EXERCISE        VALUE REALIZED   EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
                       --------------------   --------------   -------------------------   -------------------------
John J. Klobnak......        220,000            $4,950,618          589,000/437,500                $77,344/$25,781
James C. Wachtman....        139,000            $2,418,100          478,500/386,500                $70,679/$18,906
Robert W. May........        219,948            $4,738,651          367,452/267,500                $43,011/$17,188
B. Charles Bono......        207,708            $3,564,054          259,792/267,500                $27,500/$17,188
James B. Tiffany.....            N/A                   N/A            32,750/87,250                          $0/$0

     The value of the unexercised in-the-money options and warrants was calculated using the $4.063 closing price per share of our common stock on April 30, 2000 minus the exercise price.

ITEM 12

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table and notes thereto set forth certain information regarding beneficial ownership of LaserVision's common stock as of June 29, 2000 by (i) all those known by us to be beneficial owners of more than 5% of our common stock, (ii) all of our directors and (iii) all directors and executive officers of LaserVision as a group.

                                         TOTAL NUMBER    PERCENTAGE OF      WARRANTS      WARRANTS AND
                                          OF SHARES      COMMON SHARES    AND OPTIONS     OPTIONS NOT
DIRECTORS, EXECUTIVE OFFICERS            BENEFICIALLY    BENEFICIALLY     BENEFICIALLY     PRESENTLY
5% SHAREHOLDERS                             OWNED            OWNED           OWNED        EXERCISABLE
-----------------------------            ------------    -------------    ------------    ------------
John J. Klobnak........................     791,597           3.2%           589,000         437,500
James C. Wachtman......................     495,080           2.0%           478,500         386,500
Robert W. May..........................     391,633           1.6%           367,452         267,500
B. Charles Bono........................     302,531           1.2%           259,792         267,500
James B. Tiffany.......................      32,750           0.1%            32,750          87,250
James M. Garvey........................      26,882           0.1%            25,682          42,676
  One Beacon Street, Suite 4500
  Boston, MA 02108
Richard L. Lindstrom, M.D..............     250,724           1.0%           187,324         122,676
  710 East 24th Street
  Minneapolis, MN 55391
Steven C. Straus.......................      27,346           0.1%            27,346          42,676
  1751 Lake Cook Road, Suite 550
  Deerfield, IL 60015
All officers and directors as a group
  (8 persons)(1)(2)....................   2,318,543           8.9%         1,967,846       1,654,278

     Pursuant to the rules of the Securities and Exchange Commission, shares of common stock which an individual or group has a right to acquire within sixty days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage of ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Total Number of Shares Beneficially Owned takes into account the possible exercise of the outstanding options granted under the Incentive Stock Option Plan, the Non-Qualified Stock Option Plan, the Non-Qualified Warrant Plan and other warrants which are presently exercisable (Warrants and Options Beneficially Owned) and the vested LaserVision stock in the 401(k) plan.

(1) Includes presently exercisable options and warrants to purchase an aggregate of 1,727,494 shares of common stock granted to five executive officers (two of which are also directors) of LaserVision. An additional 1,446,250 options and warrants to purchase shares of common stock are owned but are not presently exercisable by these executive officers.

(2) Includes presently exercisable options and warrants to purchase an aggregate of 1,196,804 shares of common stock granted to directors (two of which are also executive officers of LaserVision). An additional 913,028 options and warrants to purchase shares of common stock are owned but not presently exercisable by these directors.

     As required by the Securities and Exchange Commission rules under Section 16 of the Securities and Exchange Act of 1934, we note that during the fiscal year ended April 30, 2000, all reports regarding transactions in LaserVision's common stock were timely filed.

ITEM 13

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     All directors hold office until the next annual meeting of stockholders or the election and qualification of their successors. Other than Non-Qualified Stock Options and/or warrants, directors of LaserVision do not receive any compensation for their services as members of the Board of Directors, except for directors who have no affiliation with LaserVision who receive $1,500 per Board meeting attended. Directors are entitled to reimbursement for expenses incurred in connection with their attendance at Board of Directors meetings. Officers are appointed by the Board of Directors and serve at the discretion of the Board.

     James M. Garvey is a member of the Board of Directors and is affiliated with Schroder Ventures Life Sciences Advisors, Inc., formerly a beneficial owner of 1,666,665 shares of LaserVision's common stock.

ITEM 14

                        EXHIBITS AND REPORTS ON FORM 8-K

 3.0*    Company's Certificate of Incorporation and Amendment.
 3.1*    Company's Restated Certificate of Incorporation.
 3.2*    Form of Company's By-Laws, as amended.
 3.2**   Amendment to Form of Company's By-Laws.
 4.1*    Specimen Stock Certificate.
 4.2***  Stock Purchase warrant (Initial Warrant)
 4.3***  Registration Rights Agreement
 4.4***  Form of Stock Purchase Warrant (Additional Warrant)
21.0**   Subsidiaries of the Company -- Page 32
23.0**   Consent of Independent Accountants, PricewaterhouseCoopers
         LLP

---------------

* Incorporated by reference from Registration Statement No. 33-33843 effective on April 3, 1991.

**  Filed herewith.

*** Incorporated by reference from Form 8-K filed July 1, 1997.

REPORTS ON FORM 8-K

     The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

     On March 22, 2000, LaserVision filed a report on Form 8-K concerning the share repurchase program.

     On April 12, 2000, LaserVision filed a report on Form 8-K concerning forward-looking statements and risk factors.

     On April 21, 2000, LaserVision filed a report on Form 8-K concerning the Company being served with an administrative complaint issued by the Center For Devices and Radiological Health of the United States Food and Drug Administration (FDA).

                          SUBSIDIARIES OF LASERVISION

 1.  Laservision (Europe) Limited
     -- incorporated under the laws of England;
 2.  Laser Vision Centres Limited
     -- incorporated under the laws of England;
 3.  Laser Vision Limited
     -- incorporated under the laws of England;
 4.  Laservision Harley Street Limited
     -- incorporated under the laws of England
     -- doing business under the name Harley Street Laser Vision
     Centre;
 5.  LVCI Holdings, Inc.
     -- incorporated under the laws of Delaware
 6.  Midwest Surgical Services, Inc.;
     -- incorporated under the laws of Minnesota
 7.  Refractive Surgical Resources, Inc.;
     -- incorporated under the laws of Minnesota
 8.  LVCI Management (Ontario) Inc.;
     -- incorporated under the laws of the Province of Ontario, Canada;
     -- doing business under the name St. Catharines Laser Vision
     Center;
 9.  LVCI Management (Quebec) Inc. (inactive)
     -- incorporated under the Quebec Companies Act in the Province of Quebec, Canada;
10.  LVCI Management (B.C.) Inc.; (inactive)
     -- incorporated under the laws of the Province of British
     Columbia;

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

                                          LASER VISION CENTERS, INC.

                                          By:      /s/ JOHN J. KLOBNAK
                                            ------------------------------------
                                                      John J. Klobnak
                                                  Chief Executive Officer

                                          By:       /s/ CHARLES BONO
                                            ------------------------------------
                                                      B. Charles Bono
                                                Principal Accounting Officer

     Date: July 28, 2000

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                  SIGNATURE                                     TITLE                        DATE
                  ---------                                     -----                        ----
             /s/ JOHN J. KLOBNAK               CEO, Chairman of Board of Directors       July 28, 2000
---------------------------------------------
               John J. Klobnak

             /s/ B. CHARLES BONO               Exec. VP, CFO and Treasurer               July 28, 2000
---------------------------------------------
               B. Charles Bono

              /s/ ROBERT W. MAY                Secretary, Director                       July 28, 2000
---------------------------------------------
                Robert W. May

             /s/ JAMES M. GARVEY               Director                                  July 28, 2000
---------------------------------------------
               James M Garvey

       /s/ RICHARD L. LINDSTROM, M.D.          Director                                  July 28, 2000
---------------------------------------------
         Richard L. Lindstrom, M.D.

            /s/ STEVEN C. STRAUS               Director                                  July 28, 2000
---------------------------------------------
              Steven C. Straus

            /s/ JAMES C. WACHTMAN              President and Chief Operating Officer     July 28, 2000
---------------------------------------------
              James C. Wachtman

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Laser Vision Centers, Inc.

     In our opinion, the consolidated financial statements in the accompanying index present fairly, in all material respects, the financial position of Laser Vision Centers, Inc. and its subsidiaries at April 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2000 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
St. Louis, Missouri

June 14, 2000

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                        APRIL 30,
                                                              -----------------------------
                                                                  2000            1999
                                                              ------------    -------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 17,702,000    $   8,173,000
  Short-term investments....................................    31,440,000
  Restricted cash...........................................                        507,000
  Accounts receivable, net of allowance of $589,000 and
    $450,000, respectively..................................    11,055,000        8,540,000
  Inventory.................................................     2,978,000        2,723,000
  Deferred tax asset (Note 10)..............................     3,680,000        1,755,000
  Prepaid expenses and other current assets.................     1,407,000        1,713,000
    Total current assets....................................    68,262,000       23,411,000
Property and equipment:
  Laser equipment (Notes 7 and 8)...........................    30,654,000       21,795,000
  Medical equipment (Notes 7 and 8).........................     5,901,000        3,274,000
  Mobile equipment..........................................    10,677,000        7,611,000
  Furniture and fixtures....................................     2,979,000        1,722,000
                                                                50,211,000       34,402,000
Less-accumulated depreciation...............................   (22,183,000)     (13,419,000)
    Net property and equipment..............................    28,028,000       20,983,000
Deferred tax asset (Note 10)................................     6,309,000
Other assets (Note 6).......................................    20,668,000        8,795,000
TOTAL.......................................................  $123,267,000    $  53,189,000
LIABILITIES, MINORITY INTEREST, REDEEMABLE
    PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of notes payable (Note 7).................  $  8,323,000    $   4,552,000
  Current portion of obligations under capital leases (Note
    8)......................................................     1,006,000        1,290,000
  Accounts payable..........................................     4,268,000        5,185,000
  Taxes payable.............................................       204,000          266,000
  Accrued compensation......................................     1,549,000        2,004,000
  Other accrued liabilities.................................     8,771,000        3,009,000
    Total current liabilities...............................    24,121,000       16,306,000
Non-current liabilities:
  Notes payable (Note 7)....................................     4,025,000        5,687,000
  Capital lease obligations (Note 8)........................     1,853,000        2,097,000
  Other.....................................................
    Total non-current liabilities...........................     5,878,000        7,784,000
Minority interests (Note 5).................................     1,354,000          352,000
Commitments and contingencies (Notes 11 and 12)
Series B Convertible Preferred Stock with Mandatory
  Redemption Provisions.....................................     2,295,000        2,086,000
Stockholders' equity (Notes 13 and 14):
  Common stock, par value $.01 per share, 100,000,000 and
    50,000,000 (pre-split) authorized, respectively;
    25,330,991 and 10,684,788 (pre-split) shares issued and
    outstanding, respectively...............................       253,000          107,000
  Warrants and options......................................       915,000        1,213,000
  Paid-in-capital and other.................................   107,875,000       50,808,000
  Treasury stock at cost....................................    (7,514,000)
  Accumulated deficit.......................................   (11,910,000)     (25,467,000)
    Total stockholders' equity..............................    89,619,000       26,661,000
TOTAL.......................................................  $123,267,000    $  53,189,000

                See Notes to Consolidated Financial Statements.

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                YEARS ENDED APRIL 30,
                                                      -----------------------------------------
                                                         2000           1999           1998
                                                      -----------    -----------    -----------
Revenues............................................  $88,055,000    $52,359,000    $23,469,000
Cost of revenue
  Royalty fees and professional medical services....   29,741,000     17,677,000      8,030,000
  Depreciation and amortization.....................    9,247,000      5,684,000      4,435,000
  Other costs (Note 2)..............................   20,512,000     11,307,000      4,285,000
     Gross profit...................................   28,555,000     17,691,000      6,719,000
Selling, general and administrative expenses........   17,702,000     11,809,000      9,592,000
Vendor program change expense (Note 2)..............    2,043,000
     Income (loss) from operations..................    8,810,000      5,882,000     (2,873,000)
Other income (expenses):
  Interest expense..................................   (1,129,000)    (1,154,000)    (1,000,000)
  Interest income and other.........................    3,108,000        415,000        377,000
  Minority interest in net income of subsidiaries
     (Note 5).......................................     (325,000)       (92,000)            --
  Net income (loss) before taxes....................   10,464,000      5,051,000     (3,496,000)
  Income tax benefit................................    3,394,000      1,489,000
  Net income (loss).................................   13,858,000      6,540,000     (3,496,000)
  Deemed preferred dividends........................     (209,000)      (171,000)    (1,930,000)
  Net income (loss) applicable to common
     stockholders...................................  $13,649,000    $ 6,369,000    $(5,426,000)
  Net income (loss) per share -- basic..............  $       .55    $       .31    $      (.30)
  Net income (loss) per share -- diluted............  $       .49    $       .27    $      (.30)
Weighted average number of common shares
  outstanding, basic................................   24,884,000     20,290,000     18,356,000
Weighted average number of common shares
  outstanding, diluted..............................   28,460,000     23,930,000     18,356,000

                See Notes to Consolidated Financial Statements.

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE YEARS ENDED APRIL 30, 2000

                                                                            ACCUMULATED
                                        COMMON STOCK                           OTHER                                    WARRANTS
                                    ---------------------     PAID-IN      COMPREHENSIVE    TREASURY     ACCUMULATED       AND
                                      SHARES      AMOUNT      CAPITAL         INCOME          STOCK        DEFICIT       OPTIONS
                                    ----------   --------   ------------   -------------   -----------   ------------   ---------
Balance at April 30, 1997 (split
 adjusted)........................   8,817,057   $ 88,000   $ 38,663,000     $      --     $        --   $(28,511,000)  $  36,000
Issuance of warrants and preferred
 stock with beneficial conversion
 feature..........................                             3,667,000                                                  245,000
Exercise of incentive and
 non-qualified options and
 warrants.........................     410,123      4,000      2,178,000
Deemed dividends on convertible
 preferred stock (Note 9).........                            (1,930,000)
Conversion of preferred stock
 (Note 9).........................     452,146      5,000      1,585,000
Warrants and options issued (Note
 14)..............................                                                                                        980,000
Shares issued to 401(k) plan for
 employees........................       7,997                    64,000
Net loss for the year ended April
 30, 1998.........................                                                  --              --    (3,496,000)
                                    ----------   --------   ------------     ---------     -----------   ------------   ---------
Balance at April 30, 1998 (split
 adjusted)........................   9,687,323     97,000     44,227,000            --              --   (32,007,000)   1,261,000
Exercise of incentive and
 non-qualified options and
 warrants.........................     984,896     10,000      6,552,000                                                 (221,000)
Deemed dividends on convertible
 preferred stock (Note 9).........                              (171,000)
Warrants and options issued (Note
 14)..............................                                                                                        173,000
Shares issuable to 401(k) plan for
 employees........................      12,569                   200,000
Net income for the year ended
 April 30, 1999...................                                                  --                     6,540,000
                                    ----------   --------   ------------     ---------     -----------   ------------   ---------
Balance at April 30, 1999 (split
 adjusted)........................  10,684,788    107,000     50,808,000            --              --   (25,467,000)   1,213,000
Secondary stock Offering..........   1,000,000     10,000     43,624,000
Exercise of incentive and
 non-qualified options and
 warrants.........................   1,191,697     11,000      8,938,000                                                 (332,000)
Warrants and options issued.......                                                                                         34,000
Dividends accrued on convertible
 Preferred stock with mandatory
 redemption in 2005 (Note 9)......                              (209,000)
Shares issued to 401(k) plan for
 employees........................     (31,875)                  (82,000)                      439,000
Stock issued for contract
 rights...........................      23,400                   250,000
Net operating loss carryforward
 related to stock options and
 warrants (Note 10)...............                             4,840,000
Stock split.......................  12,462,981    125,000       (125,000)                                                      --
Treasury stock purchased, net.....                                                          (7,953,000)     (301,000)
Comprehensive income:
 Net income for the year ended
   April 30, 2000.................                                                                        13,858,000
 Unrealized holding loss on
   investment.....................                                            (169,000)
Total comprehensive income........
                                    ----------   --------   ------------     ---------     -----------   ------------   ---------
Balance April 30, 2000............  25,330,991   $253,000   $108,044,000     $(169,000)    $(7,514,000)  $(11,910,000)  $ 915,000
                                    ==========   ========   ============     =========     ===========   ============   =========


                                        TOTAL
                                    STOCKHOLDERS'
                                       EQUITY
                                    -------------
Balance at April 30, 1997 (split
 adjusted)........................   $10,276,000
Issuance of warrants and preferred
 stock with beneficial conversion
 feature..........................     3,912,000
Exercise of incentive and
 non-qualified options and
 warrants.........................     2,182,000
Deemed dividends on convertible
 preferred stock (Note 9).........    (1,930,000)
Conversion of preferred stock
 (Note 9).........................     1,590,000
Warrants and options issued (Note
 14)..............................       980,000
Shares issued to 401(k) plan for
 employees........................        64,000
Net loss for the year ended April
 30, 1998.........................    (3,496,000)
                                     -----------
Balance at April 30, 1998 (split
 adjusted)........................    13,578,000
Exercise of incentive and
 non-qualified options and
 warrants.........................     6,341,000
Deemed dividends on convertible
 preferred stock (Note 9).........      (171,000)
Warrants and options issued (Note
 14)..............................       173,000
Shares issuable to 401(k) plan for
 employees........................       200,000
Net income for the year ended
 April 30, 1999...................     6,540,000
                                     -----------
Balance at April 30, 1999 (split
 adjusted)........................    26,661,000
Secondary stock Offering..........    43,634,000
Exercise of incentive and
 non-qualified options and
 warrants.........................     8,617,000
Warrants and options issued.......        34,000
Dividends accrued on convertible
 Preferred stock with mandatory
 redemption in 2005 (Note 9)......      (209,000)
Shares issued to 401(k) plan for
 employees........................       357,000
Stock issued for contract
 rights...........................       250,000
Net operating loss carryforward
 related to stock options and
 warrants (Note 10)...............     4,840,000
Stock split.......................
Treasury stock purchased, net.....    (8,254,000)
Comprehensive income:
 Net income for the year ended
   April 30, 2000.................
 Unrealized holding loss on
   investment.....................
Total comprehensive income........    13,689,000
                                     -----------
Balance April 30, 2000............   $89,619,000
                                     ===========

                See Notes to Consolidated Financial Statements.

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                               YEARS ENDED APRIL 30,
                                                    -------------------------------------------
                                                        2000            1999           1998
                                                    -------------    -----------    -----------
Cash flows from operating expenses:
  Net income (loss)...............................  $  13,858,000    $ 6,540,000    $(3,496,000)
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation and amortization................     10,368,000      6,385,000      4,925,000
     Deferred income taxes........................     (3,394,000)    (1,755,000)
     Compensation paid in common stock............        145,000        461,000        326,000
     Minority interest in net income of
       subsidiaries...............................        325,000         92,000
     Changes in operating assets and liabilities,
       excluding the effects of acquisitions:
       Increase in accounts receivable............     (2,515,000)    (3,697,000)    (1,784,000)
       Increase in inventory......................       (255,000)      (846,000)      (647,000)
       (Increase) decrease in prepaid expenses and
          other assets............................        306,000     (1,179,000)      (146,000)
       Increase (decrease) in accounts payable....       (917,000)     1,880,000        590,000
       Increase (decrease) in accrued
          liabilities.............................      5,245,000       (110,000)     1,257,000
Net cash provided by operating activities.........     23,166,000      7,771,000      1,025,000
Cash flows from investing activities:
  Purchase of short-term investments..............   (132,570,000)
  Sale of short-term investments..................     98,636,000
  Acquisition of equipment........................     (9,333,000)    (5,258,000)    (4,132,000)
  Proceeds from sale of minority interest.........        803,000        260,000
  Business acquisitions and partnership
     investments, net of cash acquired, and
     other........................................     (7,797,000)    (3,137,000)       (13,000)
Net cash used by investing activities.............    (50,261,000)    (8,135,000)    (4,145,000)
Cash flows from financing activities:
  Proceeds from secondary stock offering..........     44,150,000
  Stock offering costs............................       (104,000)
  Proceeds from exercise of incentive and
     nonqualified stock options and warrants......      8,617,000      6,341,000      2,182,000
  Purchase of treasury stock, net.................     (7,815,000)
  Proceeds paid to minority shareholders..........       (388,000)
  Proceeds from private offering, preferred.......                                    6,000,000
  Private placement offering costs, preferred.....                                     (513,000)
  Increase in deferred stock offering costs.......                      (168,000)
  Return of restricted cash.......................      1,132,000        313,000        255,000
  Proceeds from loan financings...................                                    1,863,000
  Principal payments under capitalized lease
     obligations and notes payable................     (8,968,000)    (6,379,000)    (2,031,000)
Net cash provided by financing activities.........     36,624,000        107,000      7,756,000
       Net increase (decrease) in cash and cash
          equivalents.............................      9,529,000       (257,000)     4,636,000
Cash and cash equivalents at beginning of year....      8,173,000      8,430,000      3,794,000
Cash and cash equivalents at end of year..........  $  17,702,000    $ 8,173,000    $ 8,430,000

                 See Notes to Consolidated Financial Statements

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES

                                                                YEARS ENDED APRIL 30,
                                                       ----------------------------------------
                                                          2000          1999           1998
                                                       ----------    -----------    -----------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
  Capital lease obligations and notes payable related
     to laser and equipment purchases................  $7,076,000    $ 3,824,000    $ 2,177,000
  Notes issued for contract rights...................   3,500,000
  Deemed preferred dividends.........................     209,000        171,000      1,930,000
  Conversion of preferred stock and value assigned to
     warrants........................................                                 2,128,000
  Accrued stock offering costs.......................    (412,000)       244,000
  Refractive Services Management Organization:
     Stock or stock options issued for contract
       rights........................................     250,000                    (1,092,000)
     Contract rights surrendered.....................                                 1,044,000
     Net equipment returned..........................                                   233,000
     Lease obligation returned.......................                                   215,000
  Warrants issued for equipment purchase and future
     services........................................                    106,000        718,000
ACQUISITIONS -- Fair value of assets acquired........                 13,286,000
  Liabilities assumed and seller financing
     obtained........................................                 10,018,000
  Common stock issued................................
  Cash paid..........................................                  3,268,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for interest...........  $1,129,000    $ 1,160,000    $ 1,010,000
  Cash paid during the year for income taxes.........      62,000

                See Notes to Consolidated Financial Statements.

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF ORGANIZATION

     Laser Vision Centers, Inc. (LaserVision) provides excimer lasers and other equipment to eye surgeons for the treatment of nearsightedness, farsightedness, astigmatism and cataracts and related support services. We are one of the largest providers of access to such equipment and services in the U.S. Much of our equipment is mobile, and we routinely move it from location to location in response to customer demand. We also provide our equipment at fixed locations. Our flexible delivery system enlarges the pool of potential locations, eye surgeons and patients that we can serve, and allows us to effectively respond to changing market demands.

     Excimer lasers can be used with microkeratomes to perform procedures known as laser in situ keratomiliusis (LASIK) and photorefractive keratectomy (PRK) to reshape the cornea, thereby adjusting its refractive power, which in turn eliminates or reduces the need for corrective lenses.

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

     -- eliminate the risks associated with buying high-technology equipment that may rapidly become obsolete

     -- use the equipment without responsibility for maintenance or repair

     -- cost effectively serve small to medium-sized markets and remote locations

     -- serve satellite locations even in large markets

     -- benefit from our other clinical and marketing resources

     -- patient financing programs

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

     Our excimer laser and cataract businesses are operated relatively separately at this time. We entered the cataract business with our purchase of MSS in December 1998. At the time of that purchase, approximately 80% of the eye surgeons using MSS services were not performing excimer laser surgery. We expect over time to cross market both our excimer laser and cataract services to the surgeons we serve.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES liabilities, disclosure of contingent assets and liabilities, as well as the reported amounts of revenue and expenses. Actual results could differ from those estimates.

BASIS OF CONSOLIDATION

     The consolidated financial statements include the accounts of LaserVision and its wholly and majority-owned subsidiaries including seven majority owned partnerships which are new during fiscal 2000. All significant intercompany accounts and transactions have been eliminated.

CASH EQUIVALENTS

     We consider unrestricted cash, as well as short-term investments purchased with an original maturity of three months or less, to be cash equivalents. Cash and cash equivalents included money market funds of $1,591,000 and $4,411,000 at April 30, 2000 and 1999, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     For purposes of financial reporting, we have determined that the fair value of our financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, restricted cash and notes payable approximates book value at April 30, 2000 and 1999, based on terms currently available to us in financial markets.

CREDIT RISK

     Financial instruments which potentially subject LaserVision to concentrations of credit risk consist principally of funds held in commercial paper, money market accounts and trade receivables.

     As of April 30, 2000 and 1999, we have deposited $45,353,000 and $4,411,000, respectively, in government obligations, commercial paper and money market accounts at financial institutions. Management believes the credit risk related to these funds is limited due to the short-term nature of the accounts.

     Minnesota Eye Consultants, P.A. (MEC) has multiple locations and accounted for 2%, 3% and 21% of total revenues in fiscal 2000, 1999, and 1998, respectively and 2% and 2% of accounts receivable at April 30, 2000 and 1999, respectively. Management believes the credit risk related to its trade receivables, and the patient notes with recourse to LaserVision (see Note 11), is limited due to our large number of customers and because our allowance for doubtful accounts of $589,000 and $450,000 at April 30, 2000 and 1999, respectively, is adequate.

INVENTORIES

     Inventory is recorded at cost and includes key cards which operate the lasers, lenses and medical supplies. Inventories are stated net of a reserve for estimated excess and obsolete inventory of $181,000 and $44,000 at April 30, 2000 and 1999, respectively.

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

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES

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

STOCK-BASED COMPENSATION

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) which defines the fair value based method of accounting for stock options, purchase and award plans. SFAS 123 allows companies to use the fair value method defined in the Statement or to continue use of the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). LaserVision utilizes APB 25 for accounting for employee stock options and warrants. We also use APB 25 for accounting for stock options and warrants granted to non-employees for serving on our Board of Directors. See Note 14 for the pro forma impact on the net income (loss) per share for the years ended April 30, 2000, 1999, and 1998.

     For all equity instruments issued to non-employees, other than those in connection with serving on our Board of Directors, the fair value is determined and recorded using the Black-Scholes option pricing model for options and warrants, or the market price for common stock, at the date of grant or issuance.

REVENUE

     Refractive and cataract revenue is recognized when the surgical procedures are performed. Advertising revenue and revenue for conducting training sessions for eye surgeons is recognized when completed.

COST OF REVENUE

     Cost of revenue includes royalty fees and professional medical services, depreciation and amortization and other costs. Other costs include laser maintenance including optics and gasses, mobile equipment travel, laser technician salaries, and medical supplies.

VENDOR PROGRAM CHANGE EXPENSE

     On February 22, 2000, Visx, Inc. ("Visx"), the manufacturer of most of the lasers owned by LaserVision, announced a new program for its customers, including LaserVision, that included a change in the royalty fee charged by Visx from $250 per procedure to $100 per procedure. Along with this pricing change Visx announced that it will no longer provide procedure cards for enhancements at no charge, nor will they provide credits for procedure cards used for past enhancements or ambassadors. (An enhancement is a procedure

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES subsequent to the initial treatment that is performed to improve the surgical result. An ambassador is a patient who is treated at no charge and is frequently a celebrity or a member of the surgeon's practice.) In addition, Visx would not exchange the inventory of procedure cards held by LaserVision at a cost of $250 per procedure card for procedure cards at the reduced cost of $100. Accordingly, LaserVision recorded a one-time charge of approximately $2.0 million in the year ended April 30, 2000 for actual and estimated expenses related to enhancements and ambassadors, and reductions in inventory value, which will not be reimbursed by Visx and which LaserVision does not expect to collect from its customers without legal assistance.

INCOME TAXES

     LaserVision uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recorded based on the difference between the income tax bases of assets and liabilities and their carrying amounts for financial reporting purposes. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. See Note 10 for further discussion of income taxes.

FOREIGN CURRENCY TRANSLATION

     The accounts of LaserVision's foreign subsidiaries are maintained in their respective local currencies. The accompanying consolidated financial statements have been translated and adjusted to reflect U.S. dollars on the bases presented below.

     Assets and liabilities are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year. Foreign currency translation adjustments and transaction gains and losses are immaterial amounts and are included in earnings currently.

INCOME (LOSS) PER SHARE

     The net loss per share was computed using the "Weighted average number of common shares outstanding -- basic" during each period. The "Net loss per share" for the fiscal year ended April 30, 1998 reflects $1,930,000 of deemed preferred dividends. The calculation for the fiscal year ended April 30, 1998 excludes the dilutive effect of Series B Convertible Preferred Stock, stock options and warrants since their inclusion in such calculation would have been antidilutive.

     The "Net Income per Share -- Basic" for the years ended April 30, 2000 and 1999, was computed using the "Weighted average number of common shares outstanding -- basic" during each period and reflects $209,000 and $171,000, respectively, of deemed dividends on the Series B Convertible preferred stock. For the years ended April 30, 2000 and 1999, the Consolidated Statement of Operations reflects an income tax benefit which was not applicable during the year ended April 30, 1998.

     "Weighted average number of common shares outstanding -- diluted" for the years ended April 30, 2000 and 1999 includes the dilutive effects of warrants and options using the treasury stock method and the Series B Convertible Preferred Stock. For the years ended April 30, 2000 and 1999, dilutive warrants and options were calculated using an average market price of $15.85 and $9.93, respectively. As of April 30, 2000 and 1999, 5.5 and 5.8 million warrants and options, respectively, were outstanding with an average exercise price of approximately $9.86 and $5.12, respectively.

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES

     Diluted per share calculations are as follows:

                                                                YEAR ENDED APRIL 30,
                                                      -----------------------------------------
                                                         2000           1999           1998
                                                      -----------    -----------    -----------
Net income (loss)...................................  $13,858,000    $ 6,540,000    $(3,496,000)
Deemed preferred dividends..........................     (209,000)      (171,000)    (1,930,000)
                                                      -----------    -----------    -----------
  Net income (loss) applicable to common
     stockholders...................................  $13,649,000    $ 6,369,000    $(5,426,000)
Weighted average number of common shares outstanding
  -- basic..........................................   24,884,000     20,290,000     18,356,000
Dilutive securities:
  Warrants and options..............................    2,673,000      2,778,000
  Preferred stock...................................      903,000        862,000
Weighed average number of common shares outstanding
  -- diluted........................................   28,460,000     23,930,000     18,356,000
Net income (loss) per share -- diluted..............  $       .49    $       .27    $      (.30)

NEW ACCOUNTING STANDARDS

     In June 1999, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" (SFAS 137). Statement on Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) provides standards on accounting and disclosure for derivative instruments, and requires that all derivatives be measured at fair value and reported as either assets or liabilities in the LaserVision's Consolidated Balance Sheet. In accordance with issuance of SFAS No. 137, LaserVision will be required to adopt the provisions of SFAS 133 no later than the beginning of fiscal year 2001. Based upon preliminary reviews of the provisions of this standard, LaserVision believes that it will not have a signigficant impact on its financial position or results of operations or have a material effect on its financial reporting.

     On December 3, 1999, the staff of the Securities and Exchange Commission
(SEC) issued Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements." This Bulletin provides specific guidance on the recognition, presentation, and disclosure of revenue and related accounting policies in financial statements. The provisions of SAB 101 must be applied by LaserVision beginning in the fourth quarter of fiscal 2001. Based upon preliminary reviews of the four criteria of revenue recognition specified within SAB No. 101, we believe that our revenue recognition policies comply with the bulletin.

3.   MANAGEMENT SERVICES AGREEMENTS

     Effective January 1, 1997, LaserVision completed a management services agreement with an ophthalmic practice whose president is on our Board of Directors and is also our medical director. We acquired certain contract rights and fixed assets for $288,000 of cash, the issuance of 192,800 shares of common stock and 315,186 stock options, which had a total estimated fair value of $908,000, and the assumption of certain lease obligations totaling $381,000. Of the total consideration, $1,096,000 was allocated to deferred contract rights and $481,000 was allocated to the cost of the equipment, which approximated fair value. The deferred contract rights were to be amortized over the life of the agreement and the equipment over its estimated useful life.

     During fiscal 1997, deferred contract rights and common stock and options issued for contract rights were increased by $184,000 for changes in the estimated fair value of the stock and stock options, and the deferred contract rights were reduced by $42,000 for amortization expense.

     In April 1998, the management services agreement was terminated by mutual agreement. In accordance with the termination agreement, the ophthalmic practice returned the previously issuable common stock and the stock options and agreed to pay $163,000 of cash. In addition the ophthalmic practice agreed to assume

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES the capital lease obligations that were previously transferred and we returned the related equipment. No gain or loss was recognized as a result of the termination of the agreement. During 1998, approximately $236,000 of expense was recognized for amortization of the deferred contract rights prior to the termination of the agreement.

     Upon termination of the management services agreement described above, a new five year contract was entered with the president of the ophthalmic practice and member of the LaserVision's Board of Directors to provide ongoing service as our medical director for $60,000 per year. LaserVision has agreed to pay another physician in the same practice $60,000 per year for five years to provide services as a medical director. Both of these agreements were amended effective May 1, 1999 to $100,000 per year. 320,000 warrants with an average exercise price of $5.27 per share, $.14 above the market price, were also issued to these physicians in exchange for their future services. The practice has also agreed to exchange their right to purchase an excimer laser at a discounted price in exchange for 120,000 stock options with an exercise price of $5.13 per share, the market price at the date of agreement. The ophthalmic practice has committed to using this laser for a minimum number of procedures within five years. These warrants and stock options are included in the warrants and options line in the Stockholders' equity section of the balance sheet. The $466,000 of costs associated with these future medical services has been deferred and are being amortized over the related service period (vesting periods when shorter). Amortization of these deferred costs totalled $127,000 for the year ended April 30, 2000. The $179,000 of costs associated with the equipment purchase right has been capitalized as part of the cost of the related laser.

4.   ACQUISITIONS

     On December 4, 1998, LaserVision acquired all of the outstanding stock of MSS for $3.8 million (including accrued dividends) and, based on MSS's operating performance, up to $8.25 million of contingent consideration in cash and LaserVision common stock. The contingent consideration is based upon MSS meeting certain operating income targets as defined in the sales agreement for the five-month period ended April 30, 1999, the twelve-month period ended April 30, 2000, and the three-month period ending July 31, 2000. The contingent consideration is payable in up to $4,125,000 of common stock, at market value, with the balance paid in cash. LaserVision may determine, in its sole discretion, the amount of contingent consideration to be paid in common stock. LaserVision paid $2.8 million of the purchase price during the third quarter of fiscal year 1999 and $1 million in April 1999. Richard L. Lindstrom, M.D. held a minority position of less than 9% in MSS. MSS provides mobile access to cataract surgery technology.

     This acquisition allows us to provide another type of mobile service to our ophthalmic surgeon customers. MSS has been initially operated as a separate subsidiary while MSS's operating results will determine the amount of any additional consideration. The acquisition was accounted for as a purchase and the resulting goodwill of $9.1 million is being amortized over 15 years. The results of operations of MSS are included with LaserVision's results since the date of the acquisition. MSS met the operating income target for the five-month period ending April 30, 1999. Accordingly, the former owners of MSS were paid $750,000 of contingent consideration in cash. This amount was included in accrued liabilities and goodwill at April 30, 1999. MSS also met the operating income target for the twelve-month period ending April 30, 2000. Accordingly, the former owners of MSS will be paid approximately $5.4 million of contingent consideration in cash. This amount was included in accrued liabilities and recorded as additional goodwill at April 30, 2000. All additional consideration required to be paid will be recorded as goodwill at that time and amortized over the remaining life of the original goodwill recorded.

     On September 1, 1998, LaserVision acquired all of the outstanding stock of Refractive Surgical Resources, Inc. (RSR) for $468,000 in cash and $2.1 million in notes payable (of which $1.1 million is due within one year). Richard L. Lindstrom, M.D., one of LaserVision's outside directors, held a minority ownership position of less than 7% in RSR. RSR provides microkeratome access and the related disposable blades used by ophthalmologists during the LASIK procedure. This acquisition complements our existing

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES refractive surgery business and has been integrated with our existing field operations. The acquisition was accounted for as a purchase and the resulting goodwill of $2.6 million will be amortized over 15 years. The results of operations of RSR are included with LaserVision's results since the date of acquisition.

     The unaudited pro forma LaserVision results from operations assuming both the RSR and MSS acquisitions were consummated as of May 1, 1997 are as follows:

                                                                  YEAR ENDED        YEAR ENDED
                                                                APRIL 30, 1999    APRIL 30, 1998
                                                                --------------    --------------
Revenue.....................................................     $58,590,000       $31,266,000
Net income (loss)...........................................       6,523,000         3,750,000
Net income (loss) per share -- basic........................             .32              (.31)
Net income (loss) per share -- diluted......................             .27              (.31)

5.   MINORITY INTEREST

     During the year ended April 30, 1999 LaserVision established a limited liability partnership to own and operate one transportable refractive laser and related equipment and services (the "Partnership"). LaserVision is the general partner and owns 60% of the Partnership. LaserVision contributed equipment with a net book value of $620,000 and an estimated fair value of $650,000 to the partnership and received $260,000 from the minority partner for this minority interest. LaserVision receives a management fee from the Partnership for providing certain staff, supplies, maintenance and administrative services. The net operating cash flow of the Partnership is distributed to the two partners as a dividend on a quarterly basis. The Partnership's operating results are included in the Consolidated Statement of Operations. See Note 16 for related party disclosure.

     Seven other partnership agreements have been entered with unrelated parties during the year ended April 30, 2000. LaserVision is the general partner of each of these partnerships and receives a management fee from the partnerships for providing certain staff, supplies, maintenance and administrative services. LaserVision and the minority partners have contributed a combination of lasers, related medical equipment, and cash to these partnerships. The minority interests in these partnerships range from 15% to 49%. The terms of the agreements range from two to seven years. The net operating cash flow of the partnerships is distributed to the partners as a dividend on a quarterly basis. These partnerships' operating results are included in the Consolidated Statement of Operations.

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES

6.   OTHER ASSETS

     Other assets at April 30 consist of the following:

                                                                   2000           1999
                                                                -----------    ----------
Goodwill, net of $1,394,000 and $658,000 accumulated
  amortization, respectively (Note 4).......................    $17,437,000    $7,148,000
Tradename and servicemark costs, net of $107,000 and $89,000
  amortization, respectively................................         74,000        93,000
Future services obtained for issuance of stock, warrants and options net of $381,000 and $194,000 of accumulated
  amortization, respectively................................        608,000       451,000
Restricted cash (Notes 7 and 11)............................             --       625,000
Investment in common equity securities, net of $169,000
  unrealized holding loss...................................      2,325,000
Rent deposits and other, net................................        224,000       478,000
                                                                -----------    ----------
  Total.....................................................    $20,668,000    $8,795,000
                                                                ===========    ==========

     The significant increase in goodwill from April 30, 1999 to April 30, 2000 is primarily a result of the contingent consideration paid to the former owners of MSS and payments to two of the ophthalmic practices with whom we have newly formed joint ventures.

     The Investment in common equity securities is carried at market value and the unrealized holding loss of $169,000 is included in stockholder's equity.

     Restricted cash at April 30, 1999 secured our notes payable and our guarantee of notes receivable to a third party by those patients who elected to finance a portion of the cost of their PRK or LASIK procedure. At April 30, 2000 the requirements to release the restricted cash which secured notes payable have been met and the guarantee of notes receivable to a third party no longer requires a restricted cash balance.

7.   NOTES PAYABLE

     In October 1996, LaserVision entered into an agreement to borrow $4.2 million over four and one half years and bearing interest at 11%. Monthly payments of $96,000 are due through January 2001 with a balloon payment of $660,000 due in March 2001. This loan is secured by eight excimer lasers used in the U.S. and $1,650,000 of restricted cash which becomes available to us in proportion to the reduction in the principal balance and, under certain circumstances, if financial targets are achieved. As of April 30, 1999, $350,000 of this restricted cash was classified as a current asset and $565,000 was classified as a non-current asset. As of April 30, 2000 the cash is no longer restricted as a result of meeting the defined financial targets.

     In March 1997 LaserVision entered into an agreement to borrow $1.7 million over four years and bearing interest at 15%. As part of this agreement we also issued 50,000 warrants, exercisable within five years, to the lender at the then current market price. The $48,000 estimated fair value of these warrants is being recognized as additional interest expense over the life of the debt. Monthly payments of $43,000 are due through March 2001 with a balloon payment of $168,000 due in April 2001. In October 1997 we borrowed an additional $813,000 from this same lender. Under the March 1997 debt agreement, the lender had the right to increase the percentage funded by the original loan under similar financial terms including the receipt of 15,000 additional stock warrants. The $32,000 estimated fair value of these warrants is being recognized as additional interest expense over the life of the debt. These loans are secured by seven excimer lasers used in the U.S. Relative to this additional borrowing, monthly payments of $21,000 are due through August 2001 with a balloon payment of $84,000 due in September 2001.

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES

     In September 1997 LaserVision borrowed $1,050,000 at 11.3% per annum with a term of four years to finance the acquisition of lasers and mobile equipment. The debt is collateralized by the same equipment. In May 1999 the remaining balance of this note was paid.

     In January 1998, we financed the purchase of a laser and other medical equipment for $390,000, with interest at 9.5% for three years. Monthly payments of $12,500 are due through December 2000. The debt is collateralized by the equipment purchased.

     During the year ended April 30, 1998 we borrowed $535,000 at 5.8% for three years to finance the purchase of two excimer lasers. During the year ended April 30, 1999 we borrowed $4.3 million at 5.8% for two to three years to finance the purchase of sixteen excimer lasers. During the year ended April 30, 2000 we borrowed $6.1 million at 5.8% for two to three years to finance the purchase of twenty-six excimer lasers. Aggregate monthly payments range on these borrowings from $6,000 to $13,000 for each laser. The debt is collateralized by the same lasers.

     In conjunction with the acquisitions of MSS and RSR, notes payable for $1 million and $2.1 million, respectively, were issued. The $1 million note related to the MSS acquisition was paid in April 1999 and did not bear interest. The RSR notes have no stated interest rate, however, interest has been imputed utilizing a rate of 6.5%. Payments of $600,000 each were due at July 31, 1999, July 31, 2000 and October 31, 2000. These notes were paid in advance during the year ended April 30, 2000 in exchange for a pre-payment discount of $94,000.

     In April 2000, in conjunction with a partnership agreement (see Note 5), LaserVision issued a note for $1.0 million in exchange for equipment and future contract rights. The note does not bear interest, is due in January 2001, and has not been discounted because such discount is considered immaterial.

     In April 2000, in conjunction with a partnership agreement (see Note 5), LaserVision issued a note for $2.5 million in exchange for equipment and future contract rights. The note bears interest at 5.5% and has principal payments due in equal installments in April 2001 and April 2002.

     At April 30, 2000 the future maturity schedule for these notes is as follows:

YEAR ENDING APRIL 30,
---------------------
2001........................................................  $ 8,323,000
2002........................................................    3,477,000
2003........................................................      548,000
                                                              -----------
                                                              $12,348,000
                                                              ===========

8.   OBLIGATIONS UNDER CAPITAL LEASES

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

     During fiscal 1997, we financed a total of nine corneal topographer purchases for use in the U.S. with three to five year capital leases requiring total principal payments of $139,000 and bearing interest at rates from 6% to 12% per annum. Monthly payments range from $275 to $375 and are due through January 2002.

     During fiscal 1999, we assumed the obligations under capital leases of RSR and MSS when we acquired those companies. The liability under the RSR leases, which are for medical equipment, totaled $452,000 at

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES the date of acquisition. The RSR leases are three year leases bearing interest at 7% to 13%. Monthly payments on the leases range from $1,000 to $4,000 and maturity dates range from June 2000 through May 2001.

     MSS leases medical equipment and vans under three to five year leases that bear interest at 8% to 10%. The liability under the MSS leases totaled $2.3 million at the date of acquisition. From December 4, 1998 through April 30, 1999 MSS entered into several new leases with aggregate lease commitments of $806,000. Monthly payments on the leases range from $300 to $28,000 and maturity dates range from May 1999 to February 2004.

     During the year ended April 30, 2000 MSS entered into several new leases with aggregate lease commitments of $909,000. Monthly payments on the leases range from $300 to $4,300 and maturity dates range from June 2002 to February 2005.

     Future minimum payments under capital leases as of April 30, 2000 are as follows:

YEAR ENDING APRIL 30,
---------------------
2001........................................................  $ 1,218,000
2002........................................................      757,000
2003........................................................      683,000
2004........................................................      567,000
2005........................................................      113,000
                                                              -----------
Total minimum lease payments................................    3,338,000
Less amount representing interest...........................     (479,000)
Less current portion........................................   (1,006,000)
                                                              -----------
Long-term portion of obligations under capital leases.......  $ 1,853,000
                                                              ===========

     Assets under capital leases totaled $3,613,000 and $3,055,000, respectively, at April 30, 2000 and 1999. Depreciation of leased assets was $1,297,000, $594,000, and $136,000 for the years ended April 30, 2000, 1999 and
1998, respectively.

9.   CONVERTIBLE PREFERRED STOCK

     LaserVision's amended Articles of Incorporation authorize the Board of Directors to issue 1,000,000 shares of preferred stock, at $.01 par value per share, in one or more series, designated by them as to rights, preferences, terms and limitations.

     In June 1997, we received $6,000,000, less $513,000 of offering costs, from the issuance of 6,000 shares of restricted Series B Convertible Preferred Stock having a stated value of $1,000 per share, together with 200,000 warrants to purchase common stock at $4.70 per share, and the right to an additional 200,000 warrants to purchase common stock issuable on June 20, 1998, provided at least $2,000,000 of the preferred shares remain outstanding at that date. Such additional warrants were issued in June 1998 in accordance with the terms of the agreement at an exercise price of $8.93 per share and were exercised during fiscal 2000. The Series B shares bear no dividends and are convertible at any time. The warrants are exercisable immediately upon issuance. In August 1997, the common shares underlying the Series B shares and warrants were registered with the Securities and Exchange Commission (SEC) pursuant to registration rights under the Series B stock purchase agreement.

     The Series B shares are convertible into common stock at a conversion price, which at the Issuance Date, is the lower of (a) 85% of the average of the daily low sale price for the five consecutive trading days ending two days prior to the conversion date, of $3.01 at the Issuance date, and (b) $4.03. The number of common shares into which the preferred stock is convertible is determined by dividing the stated value of the preferred stock, increased on a daily basis at a rate of 5% per annum, by the conversion price. As the Series B shares are automatically convertible on June 20, 2002, the most beneficial conversion ratio was determined to include the

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES additional common shares attributable to the 5% adjustment feature for the five-year period ending in 2002. After adjustment for this additional benefit, the $3.01 conversion price is reduced to $2.41, the most beneficial conversion price at the Issuance Date.

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

     In accounting for the Series B shares, LaserVision first allocated the net proceeds of $5,487,000 to the Series B Shares and the warrants based on their relative fair values at the Issuance Date, resulting in $5,242,000 assigned to the Series B Shares and $245,000 assigned to the warrants. We then allocated $3,667,000 of the Series B Shares net proceeds to paid-in-capital for the beneficial conversion feature. The beneficial conversion feature is being recognized as a deemed dividend to the preferred stock over the minimum period in which the preferred shareholders can realize that return. Because the Series B Shares were immediately convertible, a portion of the beneficial conversion feature was realizable at the Issuance Date. Accordingly a $1,732,000 deemed dividend as of the Issuance Date was recognized as a charge to paid-in-capital and net loss applicable to common stockholders, and an increase in the carrying value of preferred stock. The balance of the beneficial conversion feature related to outstanding Series B Shares which is not realizable until subsequent periods and is being recognized through 2002 using the interest method. As a result, during the years ended April 30, 2000, 1999 and 1998, $209,000, $171,000 and $1,930,000, respectively, of the beneficial conversion feature was recognized.

     During fiscal 1998, 2,750 Series B shares were converted to 904,292 shares of common stock. The converted Series B shares had a carrying value, including the beneficial conversion feature recognized through the date of conversion, of $1,590,000.

     Due to the mandatory redemption features noted above, the carrying value of the Series B shares is classified as temporary equity, outside of Stockholders' Equity.

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES

10. INCOME TAXES

     The income tax benefit credited to operations consists of the following:

                                                                   YEAR ENDED APRIL 30,
                                                          ---------------------------------------
                                                             2000          1999          1998
                                                          -----------   -----------   -----------
Current provision
  Federal...............................................  $        --   $    62,000   $        --
  State.................................................           --       204,000            --
                                                          -----------   -----------   -----------
Total current provision.................................           --       266,000            --
Deferred provision (benefit):
  Federal...............................................    4,358,000    (1,690,000)   (1,483,000)
  State.................................................      741,000      (509,000)     (279,000)
                                                          -----------   -----------   -----------
     Total deferred provision (benefit).................    5,099,000    (2,199,000)   (1,762,000)
  (Decrease) increase in valuation allowance............   (8,493,000)      444,000     1,762,000
                                                          -----------   -----------   -----------
       Total current and deferred (benefit).............  $(3,394,000)  $(1,489,000)  $         0
                                                          ===========   ===========   ===========

     The (benefit) provision for income taxes differs from the amount using the statutory federal income tax rate (34%) as follows:

                                                             2000          1999          1998
                                                          -----------   -----------   -----------
Statutory tax (benefit) expense.........................  $ 3,558,000   $ 1,717,000    (1,189,000)
Change in valuation allowance...........................   (8,493,000)   (3,455,000)    1,327,000
State taxes, net of federal benefit.....................      489,000       201,000      (138,000)
Other, net..............................................    1,052,000        48,000            --
                                                          -----------   -----------   -----------
Income tax benefit......................................  $(3,394,000)  $(1,489,000)  $        --
                                                          ===========   ===========   ===========

     The deferred tax assets and deferred tax liabilities recorded in the consolidated balance sheet are as follows:

Deferred tax assets:
Net operating loss carryforwards............................  $  4,785,000   $  9,427,000
Net operating loss carryforwards relative to stock options
  and warrants..............................................    19,423,000      4,840,000
Depreciation and property differences.......................        96,000        611,000
Other.......................................................       393,000        335,000
                                                              ------------   ------------
Gross deferred tax assets...................................    24,697,000     15,213,000
Valuation allowance, provision for income taxes.............      (125,000)    (8,618,000)
Valuation allowance, equity.................................   (14,583,000)    (4,840,000)
                                                              ------------   ------------
     Total valuation allowance..............................   (14,708,000)   (13,458,000)
                                                              ------------   ------------
  Net deferred tax asset....................................  $  9,989,000   $  1,755,000

     At April 30, 2000, LaserVision had aggregate net operating loss (NOL) carryforwards of approximately $63.0 million for income tax purposes available to offset future regular federal taxable income which expire in various amounts through 2020. During the year ended April 30, 2000, LaserVision utilized approximately $10.6 million in NOL carryforwards to offset taxable income.

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES

     The "Valuation allowance, provision for income taxes" reflects the tax benefit which will be reflected in the statement of operations upon release. Management has determined that based on expected future operating plans, the net deferred tax assets generated by operations at April 30, 2000 will more likely than not be utilized to offset future taxes. Therefore, no valuation allowance related to such deferred tax assets has been recorded at April 30, 2000. However, as net operating losses may not all be utilized to offset taxable income in all states where LaserVision operates, a valuation allowance has been recorded to reflect the potential non-realization of state net operating loss carryforwards.

     The "Valuation allowance, equity" reflects the tax benefit that will be reflected directly to stockholders' equity upon release. This tax benefit relates to certain equity transactions that did not impact operating results, such as those arising from the exercise of non-qualified stock options and warrants. The deferred tax asset generated by the employees' exercise of non-qualified options and warrants will serve to reduce future taxes to be paid by LaserVision. During the year ended April 30, 2000, the tax benefit generated by the exercise of non-qualified options and warrants of approximately $4.8 million was recorded as an increase in stockholders' equity. As management is uncertain that total tax benefits generated by the exercise of non-qualified options and warrants will be utilized to offset future taxes, a valuation allowance of $14.7 million has been recorded at April 30, 2000.

11. COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENTS

     During fiscal 2000, LaserVision entered into three-year agreements with four officers of LaserVision to provide for base salaries, the potential payment of certain bonuses and severance payments equal to 36 months of base compensation.

OPERATING LEASES

     LaserVision has office and laser center lease agreements in St. Louis, Minneapolis, San Jose, and London. The respective leases commenced in 1994, 1996, and 2000 and shall end in 2000, 2001, 2002 and 2007. Approximate future minimum rental payments under the leases are as follows:

                                                                  MINIMUM
YEAR ENDING APRIL 30,                                         RENTAL PAYMENTS
---------------------                                         ---------------
2001......................................................       $557,000
2002......................................................        170,000
2003......................................................        112,000
2004......................................................        112,000
2005......................................................        112,000

     Related rental expenses totaled $516,000, $371,000, and $443,000 for the years ended April 30, 2000, 1999 and 1998, respectively.

NOTES WITH RECOURSE

     As of April 30, 2000 and 1999, LaserVision had guaranteed notes payable totaling $4,048,000 and $2,787,000, respectively, to a third party by certain patients who elected to finance a portion of the cost of their refractive surgery. As of April 30, 1999, interest bearing deposits with the third party, classified as current and non-current restricted cash on the balance sheet, secured $217,000 this contingent obligation.

12. LEGAL PROCEEDINGS

     In April, 2000, LaserVision was served with an administrative complaint issued by the Center For Devices and Radiological Health of the United States Food and Drug Administration (FDA). The administrative complaint and notice of opportunity for hearing relates to a subpoena served on and disclosed

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES by LaserVision in March, 1998 regarding the Company's prior use of so-called "international cards", software that enabled its excimer lasers to be used to perform laser eye surgeries for higher myopia cases (greater than -6.0 diopters) than what was initially approved by the FDA. The FDA ultimately approved the use of an excimer laser for higher myopia cases in January 1998. LaserVision supplied all of the information requested under the subpoena and had had no contact from the FDA after May, 1998 until March 2000. Many ophthalmologists have taken the position that FDA restrictions on physicians' use of laser equipment through software control -- rather than the traditional means of labeling -- deny physicians the flexibility to treat individual patients as the physician deems medically necessary, and represent an unwarranted intrusion upon physicians' rights to practice medicine according to their best medical judgment. Currently, ophthalmologists routinely treat patients with high myopia (greater than -10.0 diopters) and the FDA now allows eye surgeons to elect to exceed its approved parameters as a practice of medicine decision. It is estimated that more than 900,000 laser eye surgeries were performed in the U.S. in 1999. The complaint seeks civil penalties from LaserVision and four of its executives in amounts not to exceed $1 million each. LaserVision does not know if any other companies or individuals have been served with similar complaints.

     On March 12, 1999, we filed suit in U.S. District Court for the Eastern District of Missouri against Nidek, Custom Trailerwerks, Inc. and a former employee of LaserVision. This lawsuit was settled recently, with no payments being made by or to any party.

     We are currently involved in other, non-material litigation. We do not expect that any outstanding or pending legal proceedings, individually or in the aggregate, will have a material adverse effect upon our future results of operations, liquidity or financial condition.

13. CAPITAL STOCK

     In September 1994, stockholders approved an increase in the number of authorized common shares from 10,000,000 to 50,000,000 and an amendment to LaserVision's Certificate of Incorporation requiring super majority (80%) approval of certain business combinations.

     On May 14, 1999 LaserVision completed an underwritten public stock offering selling 2,000,000 shares of common stock for $46.5 million ($43.6 million net of offering costs). Selling stockholders sold an additional 1,956,000 shares of which 927,000 shares were sold pursuant to the exercise of options and warrants. 516,000 of the shares sold by selling stockholders were sold pursuant to the Underwriter's exercise of their overallotment option. The exercise of these warrants and options resulted in additional proceeds to LaserVision of $3.6 million.

     During the fourth quarter of fiscal 2000, LaserVision repurchased 5% (or
1.2 million shares) of the outstanding common stock for approximately $7.8 million. In May 2000, the Board authorized the repurchase of an additional 4.9% of the common stock. Treasury stock, which is carried at cost, has been repurchased to meet LaserVision's obligations under its stock option plans and other stock-based plans, while minimizing dilution to shareholders.

     On July 12, 1999, LaserVision's Board of Directors approved a 2-for-1 stock split effective August 9, 1999 to stockholders of record at the close of business on July 23, 1999 which resulted in 100,000,000 authorized common shares. The split was effected in the form of a 100% stock dividend on August 9, 1999. The effects of this split have been reflected retroactively in the financial statements as if it had occurred on May 1, 1997.

14. STOCK OPTIONS AND WARRANTS

     LaserVision has three plans under which registered stock options and warrants have been granted and also has issued other warrants. These plans are administered by the Board of Directors whose Compensation Committee recommends option and warrant grants for officers, directors and key consultants of LaserVision.

     The 1990 Incentive Stock Option Plan (the Option Plan) was approved by stockholders of LaserVision on March 5, 1990 and amended by the stockholders on April 22, 1992, January 19, 1996 and March 19, 1998.

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES

Under the terms of the Option Plan, we had reserved 2,000,000 shares for issuance upon exercise of options granted to employees and officers of LaserVision. The exercise price may not be less than the market price of the common stock on the date of grant. Options are not assignable and may be exercised only by the employee while employed by LaserVision, or within three months after termination of employment unless due to death or disability. Options are exercisable in increments over four years and expire no later than ten years from the date of the grant. All outstanding options had an initial expiration date of five years. No options were available for issuance under this plan at April 30, 2000.

     The 1990 Non-Qualified Stock Option Plan (the Plan) was approved by the stockholders of LaserVision on March 5, 1990, and amended by the stockholders on April 22, 1992 and January 19, 1996. Under the terms of the Plan, as amended, LaserVision has reserved 1,200,000 shares of common stock for issuance upon exercise of options granted to outside directors and consultants. Such options vest over various lengths of time and expire after five years. No options were available for issuance under this plan at April 30, 2000.

     Under the 1994 Non-Qualified Warrant Plan, as amended on January 19, 1996, March 19, 1998, and October 28, 1999, LaserVision has reserved 7,400,000 shares of common stock for issuance upon exercise of registered warrants granted to certain employees, directors and consultants. Such warrants generally vest ratably over various lengths of time and expire after five or six years. A total of 1,055,000 warrants were available for issuance under this plan at April 30, 2000.

     Information with respect to the previous plans is as follows:

                                                              NON-QUALIFIED
                                            INCENTIVE STOCK       STOCK         OTHER      NON-QUALIFIED
                                              OPTION PLAN      OPTION PLAN     WARRANTS    WARRANT PLAN
                                            ---------------   -------------   ----------   -------------
Outstanding at April 30, 1997............        632,404          314,698      1,020,000     2,199,400
Exercised ($1.50 to $4.38)...............       (148,700)         (60,000)            --      (487,400)
Granted ($2.88 to $5.50).................        622,300          445,000        340,600       935,000
Canceled ($2.88 to $8.32)................       (139,700)         (26,086)            --            --
                                              ----------       ----------     ----------    ----------
Outstanding at April 30, 1998............        966,304          673,612      1,360,600     2,647,000
Exercised ($1.50 to $6.22)...............       (359,532)        (253,500)       (50,000)   (1,259,500)
Granted ($4.44 to $15.10)................        649,500          263,200        152,000       672,000
Forfeited ($2.75 to $4.88)...............        (38,626)         (12,612)            --            --
                                              ----------       ----------     ----------    ----------
Outstanding at April 30, 1999............      1,217,646          670,700      1,462,600     2,059,500
Exercised ($1.50 to 15.19)...............       (252,745)        (247,005)      (959,600)     (356,090)
Exchanged ($2.50 to $4.07)...............             --               --       (520,400)      520,400
Granted ($8.69 to $27.53)................        110,700           32,000         27,400       797,000
Forfeited ($3.72 to $21.56)..............       (111,100)         (72,860)       (10,000)           --
                                              ----------       ----------     ----------    ----------
Outstanding at April 30, 2000............        964,501          382,835             --     3,020,810
                                              ==========       ==========     ==========    ==========
Average price per share at April 30,
  1998...................................           3.85             3.88           4.30          3.72
  1999...................................           6.25             4.98           4.78          4.41
  2000...................................           7.03             5.62                         6.03
Exercisable at April 30,
  1998...................................        499,204          447,326        984,050     1,946,146
  1999...................................        496,096          316,366      1,098,600     1,091,750
  2000...................................        478,832          188,685             --     1,581,260

     LaserVision also has 1,160,000 warrants outstanding as of April 30, 2000 with each warrant exercisable for one share of common stock; 200,000 at a price of $4.70 per share and 960,000 at a price of $27.53 per share. These $4.70 warrants expire in June 2002, with a fair value of $1.23 on the grant date. As discussed in

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES

Note 9, these warrants were issued above the market price in connection with the issuance of the Series B Convertible Preferred Stock. The $27.53 warrants expire in June 2004 and had a fair value on the grant date of $10.49 each. These $27.53 warrants were issued to executive officers, vest over two years and are not registered.

     At the January 1998 Board of Directors meeting, 67,000 incentive stock options issued in January 1996 and April 1996 to non-officer employees had the exercise price reduced from a weighted average of $6.32 per option to $4.38 per option, above the market price at that time.

     During fiscal 1997, LaserVision adopted SFAS 123, which addresses accounting for stock option and warrant plans and selected the "intrinsic value based method" for valuing stock options granted to employees. Had compensation cost for all of LaserVision's stock option and warrant plans been determined based upon the fair value at the grant dates consistent with the methodology prescribed in SFAS 123, LaserVision's net income (loss) and net income (loss) per share would have increased/decreased to the pro forma amounts indicated below using the weighted average fair values indicated:

YEAR ENDED APRIL 30,                                           2000       1999      1998
--------------------                                          -------    ------    -------
Net income (loss) as reported (thousands)...................  $13,858    $6,540    $(3,496)
Pro forma net income (loss) (thousands).....................    9,410     4,870     (4,309)
Net income (loss) per share -- basic as reported............      .55       .31       (.30)
Net income (loss) per share -- diluted as reported..........      .49       .27       (.30)
Pro forma net income (loss) per share -- basic..............      .37       .25       (.34)
Pro forma net income (loss per share -- diluted.............      .33       .22       (.34)
Weighted average fair value of grants at market.............     7.11      2.06       1.46
Weighted average fair value of grants above market..........                .64       1.14
Weighted average exercise price of grants at market.........    18.27      6.67       3.38
Weighted average exercise price of grants above market......               8.89       5.00

     The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for grants in fiscal 2000, 1999, and 1998, respectively: risk-free interest rates of 5% to 5.9%, 4.5% to 5.2%, and 5.4% to 6%., expected volatility of 56% to 72%, 40% to 45%, and 43% to 45%, no dividends, and an expected life of two and one half years (except for 74,500 warrants issued in fiscal 1999 with an expected life of three years).

     Since employee stock options and warrants are not traded on a secondary exchange, employees receive no benefit and derive no value from holding stock options and warrants under these plans without an increase in the market price of our stock. Such an increase would benefit all stockholders. The exercise of non-qualified warrants and options results in taxable income to the recipient and tax deduction to LaserVision. The related tax benefits do not get recorded in the income statement but are credited directly to equity. See Note 11 for related information.

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES

     The following table summarizes information for stock warrants and options outstanding at April 30, 2000:

                                           WEIGHTED AVERAGE
                                 ------------------------------------              EXERCISABLE
                                  WEIGHTED                               -------------------------------
RANGE OF                           NUMBER       REMAINING    EXERCISE      NUMBER           AVERAGE
EXERCISE PRICE                   OUTSTANDING      LIFE        PRICE      OUTSTANDING     EXERCISE PRICE
--------------                   -----------    ---------    --------    -----------    ----------------
$2.88 -- $3.81...............     1,124,893     2.3 years     $ 3.71        825,393          $ 3.71
$4.25 -- $4.50...............     1,058,661     3.4 years     $ 4.48        527,328          $ 4.47
$4.70 -- $6.78...............       944,442     2.8 years     $ 5.26        663,275          $ 5.30
$8.50 -- $9.00...............     1,226,188     4.4 years     $ 8.85        334,931          $ 8.84
$15.09 -- $21.56.............       214,050     4.0 years     $15.52         97,850          $15.48
$27.53.......................       960,000     4.1 years     $27.53        400,000          $27.53
                                  ---------                   ------      ---------
                                  5,528,234     3.4 years     $ 9.81      2,848,777          $ 8.58
                                  =========                   ======      =========

     The fiscal 2000 financial statements reflect $206,000 of expense for warrants and options issued as compensation to consultants and lenders. The fiscal 1999 financial statements reflect $261,000 of expense for warrants and options issued as compensation to consultants and lenders. The fiscal 1998 financial statements reflect $262,000 of expense for warrants and options issued as compensation to consultants and lenders, $718,000 of cost for warrants issued to acquire equipment and non-current contract rights from medical advisors and $245,000 of cost assigned to the warrants issued or issuable as part of the issuance of preferred stock.

15. BUSINESS SEGMENT INFORMATION

     LaserVision adopted Statement of Financial Accounting Standards No. 131, "Disclosure about segments of an Enterprise and Related Information" ("SFAS 131") in the fiscal year ended April 30, 1999. SFAS 131 established standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures for products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance.

     LaserVision has determined its reportable segments by disaggregating its business by service and geographic area. The segment, "North American Refractive", includes the excimer laser business and related support functions for North America. The segment "Other Refractive" includes the excimer laser business and related support functions for geographic areas outside of North America. The segment, "Cataract", includes the operations of MSS. The column below titled, "Reconciling", includes all corporate overhead, unallocated elements of income and expense, and unallocated corporate assets. The accounting policies of the segments are the same as those described in Note 2.

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES

     The table below presents information about net income(loss) and segment assets used by the chief operating decision maker of LaserVision as of and for the year ended April 30, 2000, 1999, and 1998:

                            NORTH AMERICAN      OTHER
YEAR ENDED APRIL 30, 2000     REFRACTIVE     REFRACTIVE     CATARACT     RECONCILING      TOTAL
-------------------------   --------------   -----------   -----------   -----------   ------------
Revenue...................   $73,456,000     $ 3,065,000   $11,534,000   $        --   $ 88,055,000
Depreciation and
  amortization............     7,592,000         660,000     1,745,000       371,000     10,368,000
Interest income...........                                                 3,033,000      3,033,000
Interest expense..........                                                 1,129,000      1,129,000
Income tax expense
  (benefit)...............                                     (12,000)    3,406,000      3,394,000
Net income................    12,959,000         222,000     1,860,000    (1,183,000)    13,858,000
Total assets..............    29,772,000       1,831,000    16,683,000    74,981,000    123,267,000
Capital expenditures......    13,625,000         201,000     1,818,000       738,000     16,382,000
YEAR ENDED APRIL 30, 1999
--------------------------
Revenue...................    46,568,000       1,976,000     3,815,000            --     52,359,000
Depreciation and
  amortization............     4,785,000         694,000       633,000       273,000      6,385,000
Interest income...........                                                   404,000        404,000
Interest expense..........                                                 1,154,000      1,154,000
Income tax benefit........                                                 1,489,000      1,489,000
Net income................     8,860,000        (198,000)      498,000    (2,620,000)     6,540,000
Total assets..............    28,351,000       2,087,000     8,957,000    13,794,000     53,189,000
Capital expenditures......     7,789,000         135,000     1,058,000       100,000      9,082,000
YEAR ENDED APRIL 30, 1998
--------------------------
Revenue...................    21,557,000       1,912,000                          --     23,469,000
Depreciation and
  amortization............     3,702,000         933,000                     290,000      4,925,000
Interest income...........                                                   377,000        377,000
Interest expense..........                                                (1,000,000)    (1,000,000)
Income tax benefit........                                                        --             --
Net income (loss).........     1,660,000        (771,000)                 (4,385,000)    (3,496,000)
Total assets..............    17,056,000       2,872,000                  10,901,000     30,829,000
Capital expenditures......   $ 5,990,000     $   179,000                 $   140,000   $  6,309,000

GEOGRAPHIC DISCLOSURES

     Since LaserVision's revenues outside of the U.S. are not material, no separate disclosure of non-U.S. revenue is provided.

16. RELATED PARTIES

     During the year ended April 30, 1999, LaserVision entered into a limited partnership agreement with MEC for the operation of one of our Roll-On/Roll-Off mobile systems. Dr. Richard Lindstrom, a director and medical director of LaserVision, is president of MEC. LaserVision is the general partner and owns 60% of the partnership. MEC is a limited partner and owns 40% of the partnership. LaserVision contributed equipment valued at $650,000 to the partnership and received $260,000 from Minnesota Eye Consultants. LaserVision

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES receives a revenue based management fee from the partnership. As discussed in
Note 3, Dr. Lindstrom and LaserVision entered into a five-year contract under which he received 160,000 warrants and earned $60,000 for the year ended April 30, 1999 from LaserVision in his capacity as medical director. During the year ended April 30, 2000, Dr. Lindstrom was paid $100,000 for his services as medical director. In addition, MEC and Dr. Lindstrom work with LaserVision to provide training courses for ophthalmologists. We paid Dr. Lindstrom and MEC $84,000 and $46,000 related to these courses during the years ended April 30, 2000 and 1999, respectively.

     Dr. Lindstrom held a minority position of less than 9% in MSS when acquired and a minority position of less than 7% in RSR. Payments to Dr. Lindstrom during the year ended April 30, 2000 and 1999 for the purchase of RSR and MSS, including notes payable, contingent consideration and accrued dividends, totaled $235,000 and $243,000, respectively. Other accrued liabilities at April 30, 2000 includes approximately $670,000 payable to Dr. Lindstrom as part of MSS's additional consideration for the year ended April 30, 2000. Also see Note 2, "Summary of significant accounting policies -- Credit Risk".

17. SUBSEQUENT EVENTS

     In June 2000 LaserVision acquired Southeast Medical, Inc. of Mandeville, Louisiana for $1.5 million of cash and future contingent consideration which is dependent upon achieving certain levels of revenue. This transaction will be accounted for under the purchase method of accounting and was financed with existing cash. Southeast Medical is a provider of mobile cataract services in Louisiana and Mississippi.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders Of
Laser Vision Centers, Inc.

     Our audits of the consolidated financial statements of Laser Vision Centers, Inc. and its subsidiaries, referred to in our report dated June 14, 2000, appearing in this Form 10-K, also included an audit of the financial statement schedule listed on page F-27 of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
St. Louis, Missouri
June 14, 2000

SCHEDULE VIII

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                         BALANCE AT
                                         BEGINNING      EXPENSE              UNCOLLECTABLE    BALANCE AT
                                          OF YEAR      PROVISION    OTHER      ACCOUNTS       END OF YEAR
                                         ----------    ---------    -----    -------------    -----------
                                                                  (IN THOUSANDS)
FISCAL 2000
Doubtful accounts Receivable...........     $450         $351                    $(212)          $589
FISCAL 1999
Doubtful accounts receivable...........      395          234       43(a)         (222)           450
FISCAL 1998
Doubtful accounts receivable...........      360          153                     (118)           395

---------------

(a) Allowance obtained as part of MSS and RSR acquisitions.