Form 10-Q
period 2000-07-31
LASER VISION CENTERS INC
filed 2000-09-14
CIK 861875

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


      X-QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE SECURITIES
     ---       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                                  JULY 31, 2000


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

Common Stock outstanding as of September 5, 2000 - 25,330,991 shares

                           LASER VISION CENTERS, INC.
               FORM 10-Q FOR QUARTERLY PERIOD ENDED JULY 31, 2000
                                      INDEX


         PART OR ITEM                                                                                                        PAGE
Part I. FINANCIAL STATEMENTS

Item 1.  Interim Consolidated Financial Statements (Unaudited)

         Consolidated Balance Sheet - July 31, 2000 and April 30, 2000........................................................3-4

         Consolidated Statement of Operations - Three months ended July 31, 2000 and 1999.......................................5

         Consolidated Statement of Cash Flow - Three months ended July 31, 2000 and 1999......................................6-7

         Consolidated Statement of Changes in Stockholders' Equity - Three months ended July 31, 2000...........................8

         Notes to Interim Consolidated Financial Statements..................................................................9-10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

         Liquidity and Capital Resources....................................................................................11-12

         Results of Operations..............................................................................................12-15

Part II. OTHER INFORMATION

Item 1. Legal Proceedings......................................................................................................16

Item 2. Changes in Securities..................................................................................................16

Item 3. Defaults upon Senior Securities........................................................................................16

Item 4. Submission of Matters to a Vote of Security Holders....................................................................16

Item 5. Other Information......................................................................................................16

Item 6. Reports on Form 8-K....................................................................................................16


LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET


                                                            (UNAUDITED)
                                                              JULY 31,         April 30,
                                                                2000             2000

CURRENT ASSETS
         Cash and cash equivalents                         $  15,864,000    $  17,702,000
         Short-term investments                               24,348,000       31,440,000
         Receivables, net of allowances of
           $577,000 and $589,000, respectively                 9,745,000       11,055,000
         Inventory                                             2,787,000        2,978,000
         Deferred tax asset                                    4,620,000        3,680,000
         Prepaid expenses and
           other current assets                                1,182,000        1,407,000
                                                           -------------    -------------

                                    Total Current Assets      58,546,000       68,262,000

EQUIPMENT
         Laser equipment                                      34,175,000       30,654,000
         Medical equipment                                     7,401,000        5,901,000
         Mobile equipment                                     11,570,000       10,677,000
         Furniture and fixtures                                3,092,000        2,979,000
         -Accumulated depreciation                           (24,507,000)     (22,183,000)
                                                           -------------    -------------

                                    Total Equipment, Net      31,731,000       28,028,000

OTHER ASSETS
         Deferred tax asset                                    4,751,000        6,309,000
         Goodwill, net                                        21,565,000       17,437,000
         Tradename and service mark costs, net                    69,000           74,000
         Deferred contract rights                                556,000          608,000
         Investment in common equity securities                                 2,325,000
         Rent deposits and other, net                            246,000          224,000
                                                           -------------    -------------

                                    Total Other Assets        27,187,000       26,977,000
                                                           -------------    -------------

                                            Total Assets   $ 117,464,000    $ 123,267,000
                                                           =============    =============




See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                               (UNAUDITED)
                                                                JULY 31,        April 30,
                                                                 2000             2000
CURRENT LIABILITIES
         Current portion of notes payable                  $   7,906,000    $   8,323,000
         Current portion of capitalized
           lease obligations                                     862,000        1,006,000
         Accounts payable                                      4,572,000        4,268,000
         Accrued compensation                                  1,178,000        1,549,000
         Other accrued liabilities                             4,403,000        8,975,000
                                                           -------------    -------------
                           Total Current Liabilities          18,921,000       24,121,000

NON-CURRENT LIABILITIES
         Notes payable                                         3,622,000        4,025,000
         Capitalized lease obligations                         1,708,000        1,853,000
                                                           -------------    -------------
                           Total Non-Current Liabilities       5,330,000        5,878,000

MINORITY INTERESTS                                             1,364,000        1,354,000

COMMITMENTS AND CONTINGENCIES

SERIES B CONVERTIBLE PREFERRED STOCK WITH
 MANDATORY REDEMPTION PROVISIONS                               2,349,000        2,295,000

STOCKHOLDERS' EQUITY
         Common  stock, par value of $.01 per
            share, 50,000,000 shares authorized;
            25,330,991 and 25,330,991 shares issued
            and outstanding, respectively                        253,000          253,000
         Warrants and options                                  1,040,000          915,000
         Paid-in capital                                     107,985,000      107,875,000
         Treasury stock at cost                               (9,005,000)      (7,514,000)
         Accumulated deficit                                 (10,773,000)     (11,910,000)
                                                           -------------    -------------
                  Total Stockholders' Equity                  89,500,000       89,619,000
                                                           -------------    -------------

                  Total                                    $ 117,464,000    $ 123,267,000
                                                           =============    =============

See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                     Three Month Period
                                                        Ended July 31,
                                                     2000             1999

REVENUES                                         $ 22,237,000    $ 20,999,000

Royalty fees and professional medical services      5,538,000       6,883,000
Depreciation and amortization                       3,251,000       1,948,000
Cost of revenues, other                             6,410,000       4,965,000
                                                 ------------    ------------

         GROSS PROFIT                               7,038,000       7,203,000

Selling, general and administrative expenses        5,872,000       4,127,000
                                                 ------------    ------------

         INCOME FROM OPERATIONS                     1,166,000       3,076,000

Other income (expenses)
   Minority interests in net income                  (392,000)        (88,000)
   Interest and other income                          769,000         697,000
   Gain on sale of equity investment                  595,000
   Interest and other expense                        (275,000)       (299,000)
                                                 ------------    ------------

         NET INCOME BEFORE TAXES                    1,863,000       3,386,000

Income tax (expense) benefit                         (708,000)        747,000
                                                 ------------    ------------

         NET INCOME                                 1,155,000       4,133,000

Deemed preferred dividends                            (54,000)        (50,000)
                                                 ------------    ------------

         NET INCOME APPLICABLE TO
             COMMON STOCKHOLDERS                 $  1,101,000    $  4,083,000
                                                 ============    ============

Net Income per Share - Basic                     $       0.05    $       0.17
                                                 ============    ============

NET INCOME PER SHARE - DILUTED                   $       0.04    $       0.14
                                                 ============    ============
Weighted average number of
   common shares outstanding - basic               23,918,000      24,177,000
                                                 ============    ============
Weighted average number of
  common shares outstanding - diluted              24,521,000      28,578,000
                                                 ============    ============

See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)

                                                                      Three Month Period
                                                                         Ended July 31,
                                                                      2000             1999
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                    $  1,155,000    $  4,133,000
   Adjustments to reconcile net income to net cash
         provided by operating activities:
            Depreciation and amortization                           3,626,000       2,216,000
            Deferred income taxes                                     618,000        (867,000)
            Compensation paid in common stock,
                  options or warrants                                  77,000          57,000
            Minority interest in net income of subsidiaries           392,000          88,000
            (Increase) decrease in accounts receivable              1,310,000      (3,279,000)
            (Increase) decrease in inventory                          191,000         (31,000)
            Decrease in prepaid expenses
              and other current assets                                325,000         100,000
            Increase (decrease) in accounts payable                   304,000         (82,000)
            Increase (decrease) in accrued liabilities             (4,943,000)      3,833,000
                                                                 ------------    ------------
   Net cash provided by operating activities                        3,055,000       6,168,000
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of short-term investments                             (40,993,000)    (36,903,000)
   Sale of short-term investments                                  48,085,000
   Sale of investment in common equity securities                   2,494,000
   Acquisition of equipment                                        (6,203,000)     (1,879,000)
   Proceeds from sale of minority interest                                            201,000
   Business acquisitions and partnership investments,
     net of cash acquired, and other                               (4,717,000)        (84,000)
                                                                 ------------    ------------
 Net cash used in investing activities                             (1,334,000)    (38,665,000)
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from underwritten public stock offering                                44,150,000
   Stock offering costs                                                              (104,000)
   Purchase of treasury stock                                      (1,534,000)
   Proceeds from exercise of stock options and warrants                20,000       7,718,000
   Principal payments under capitalized
      lease obligations and notes payable                          (1,663,000)     (3,081,000)
   Proceeds paid to minority shareholders                            (382,000)
   Return of restricted cash                                                          217,000
                                                                 ------------    ------------
        Net cash (used in) provided by financing activities        (3,559,000)     48,900,000
                                                                 ------------    ------------
      NET (DECREASE) INCREASE  IN CASH
         AND CASH EQUIVALENTS                                      (1,838,000)     16,403,000
Cash and cash equivalents at beginning of period                   17,702,000       8,173,000
                                                                 ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 15,864,000    $ 24,576,000
                                                                 ============    ============


LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)(CONTINUED)

                                                                                    Three Month Period
                                                                                      Ended July 31,
                                                                                 2000               1999
      Non-cash investing and financing:
         Capital lease obligations and notes payable related
               to laser and equipment purchases                                $554,000         $1,288,000
         Accrued and deferred stock offering costs                                                 412,000
         Deemed preferred dividends                                              54,000             50,000

See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY (UNAUDITED)

                                                          Common Stock                          Accumulated
                                                         $.01 Par Value                            Other
                                                                                   Paid-in     Comprehensive    Treasury
                                                        Shares       Amount        Capital         Income         Stock

Balance-
   April 30, 2000                                        25,330,991   $253,000   $108,044,000     (169,000)       (7,514,000)

Warrants and options issued

Exercise of
warrants and options                                                                   (5,000)                        43,000

Treasury stock purchased                                                                                          (1,534,000)

Dividends accrued
on convertible
preferred stock                                                                       (54,000)

Comprehensive income

     Net income for the
      three month period
      ended July 31, 2000

     Reverse unrealized holding
      loss on investment                                                                           169,000

Total comprehensive income
                                                         ----------   --------   ------------     --------      ------------
Balance -
   July 31, 2000                                         25,330,991   $253,000   $107,985,000     $      -      $(9,005,000)
                                                         ==========   ========   ============     ========      ============





                                                           Warrants                           Total
                                                             and        Accumulated        Shareholders'
                                                           Options        Deficit            Equity

Balance-
   April 30, 2000                                          $915,000     ($11,910,000)      $89,619,000

Warrants and options issued                                 125,000                            125,000

Exercise of
warrants and options                                                         (18,000)           20,000

Treasury stock purchased, net                                                               (1,534,000)

Dividends accrued
on convertible
preferred stock                                                                                (54,000)

Comprehensive income

     Net income for the
      three month period
      ended July 31, 2000                                                  1,155,000

     Reverse unrealized holding
      loss on investment

Total comprehensive income                                                                   1,324,000
                                                         ----------      -----------       -----------
Balance -
   July 31, 2000                                         $1,040,000     ($10,773,000)      $89,500,000
                                                         ==========      ===========       ===========


See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2000
                                   (Unaudited)

Item 1.
1. The information contained in the interim consolidated financial statements and footnotes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and related notes thereto contained in the April 30, 2000 Annual Report on Form 10-K filed by Laser Vision Centers, Inc. ("LaserVision") with the Securities and Exchange Commission. The unaudited interim consolidated financial statements as of July 31, 2000 and July 31, 1999, and for the three months then ended, include all normal recurring adjustments which management considers necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. The interim consolidated financial statements include the accounts and transactions of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

2. The net income per share was computed as described below using the "Weighted average number of common shares outstanding - basic" during each period.

     "Weighted average number of common shares outstanding - diluted" for the three months ended July 31, 2000 includes the dilutive effects of warrants and options using the treasury stock method. "Weighted average number of common shares outstanding - diluted" for the three months ended July 31, 1999 includes the dilutive effects of warrants and options using the treasury stock method and the Series B Convertible Preferred Stock. For the three months ended July 31, 2000 and 1999, dilutive warrants and options were calculated using an average market price of $5.50 and $29.74 per common share. As of July 31, 2000, 6.5 million warrants and options were outstanding with an average exercise price of about $9.00 each including 4 million warrants and options with an average exercise price of about $4.50. Diluted per share calculations follow:


                                                         Three months ended
                                                              July 31,
                                                        2000            1999
                                                        ----            ----
Net income                                       $  1,155,000      $  4,133,000
Deemed preferred dividends                            (54,000)          (50,000)
                                                 ------------      ------------
    Net income applicable to
           common stockholders                   $  1,101,000      $  4,083,000

Weighted average number of
common shares outstanding - basic                  23,918,000        24,177,000



Dilutive securities -
   Warrants and options                               603,000         3,513,000
   Preferred stock                                                      888,000

       Weighted average number of
         common shares outstanding -
          diluted                                  24,521,000        28,578,000

Net Income per share -  Diluted                         $0.04             $0.14

3. Effective June 2000 LaserVision acquired Southeast Medical, Inc. (Southeast Medical) of Mandeville, Louisiana for $1.5 million of cash and future contingent consideration which is dependent upon achieving certain levels of revenue. This transaction has been accounted for under the purchase method of accounting and was financed with existing cash. Southeast Medical is a provider of mobile cataract services in Louisiana and Mississippi and the results of their operations for the two months ended July 31, 2000 are included in the consolidated financial statements of LaserVision. For segment reporting purposes, their result of operations are included in the cataract segment.

4. Short-term investments have an original maturity of more than three months and a remaining maturity of less than one year. These investments are stated at cost as it is the intent of LaserVision to hold these securities until maturity. The fair market value of short-term investments approximates book value at July 31, 2000.

5. The table below presents information about net income and segment assets used by the chief operating decision maker of LaserVision as of and for the quarters ended July 31, 2000 and 1999:

Quarter ended July 31, 2000
                                         North American         Other
                                           Refractive         Refractive        Cataract        Reconciling          Total
Revenue                                   $18,138,000          $881,000       $3,218,000                 -      $22,237,000
Interest and other income                                                                         $769,000          769,000
Interest and other expense                                                                        (275,000)        (275,000)
Income tax expense                                                                                (708,000)        (708,000)
Net income                                 $1,481,000          $109,000         $363,000         $(798,000)      $1,155,000


Quarter ended July 31, 1999
                                         North American         Other
                                          Refractive         Refractive        Cataract        Reconciling          Total
Revenue                                   $17,546,000          $583,000       $2,870,000                 -      $20,999,000
Interest and other income                                                                         $697,000          697,000
Interest and other expense                                                                        (299,000)        (299,000)
Income tax benefit                                                                                 747,000          747,000
Net income                                 $3,703,000          $(29,000)        $376,000           $83,000       $4,133,000

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

         The discussion set forth below analyzes certain factors and trends related to the financial results for each of the quarters ended July 31, 2000 and 1999. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements.

ITEM 2.
(A)      LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended July 31, 2000, cash and cash equivalents decreased 10% or $1.8 million to $15.9 million from $17.7 million at April 30, 2000. Short-term investments maturing in less than one year decreased to $24.3 million at July 31, 2000 from $31.4 million at April 30, 2000. The ratio of current assets to current liabilities at July 31, 2000 was 3.09 to one, compared to 2.83 to one at April 30, 2000.

Cash Flows from Operating Activities

Net cash provided by operating activities decreased by $3.1 million to $3.1 million for the three months ended July 31, 2000 from $6.2 million for the three months ended July 31, 1999. The cash flows provided by operating activities during the three months ended July 31, 2000 primarily represent the net income in this period plus depreciation and amortization and the decrease in accounts receivable, less the net decrease in current liabilities. The cash flows provided by operating activities during the three months ended July 31, 1999 primarily represent the net income in this period plus depreciation and amortization and the net increase in current liabilities, less the increase in accounts receivable. The significant increase in current liabilities in 1999 was due to the timing of the payment of accrued tax withholdings. The significant decrease in current liabilities in 2000 was due to paying the contingent consideration to the former owners of Midwest Surgical Services, Inc.

Cash Flows from Investing Activities

Net cash used for investing activities decreased to $1.3 million for the three months ended July 31, 2000 from $38.7 million for the three months ended July 31, 1999. Cash used for investing during the three months ended July 31, 2000 was used to acquire Southeast Medical and enter into partnership agreements and to acquire equipment partially offset by the net proceeds from the sale of short-term and common equity investments. Cash used for investing during the three months ended July 31, 1999 was used to acquire short-term investments and acquire equipment partially offset by the sale of minority interest.

Cash Flows from Financing Activities

During the three months ended July 31, 2000, $3.6 million cash was used in financing activities. During the three months ended July 31, 1999, $48.9 million cash was provided by financing activities. Cash used in financing activities during the three months ended July 31, 2000 was primarily used to purchase treasury stock, make principal payments under capitalized lease obligations and notes payable and to pay proceeds to minority shareholders. Cash provided by financing during the three months ended July 31, 1999 was primarily provided by the underwritten public stock offering and the exercise of stock options and warrants partially offset by principal payments under capitalized lease obligations and notes payable.

Income Taxes

During the fourth quarter of fiscal 1999 LaserVision began recognizing deferred tax assets related to net operating loss (NOL) carryforwards. Based on expected future operating plans, at July 31, 2000, management has determined that the net deferred tax assets generated by operations will more likely than not be utilized to offset future taxes. For tax purposes, the tax benefit related to certain equity transactions that did not impact operating results, such as those arising from the exercise of non-qualified stock options and warrants, will be credited to shareholders' equity and serve to reduce the future taxes paid by LaserVision. In the future, LaserVision anticipates income tax expense to be approximately 38% of income before taxes. With the impact of the equity related tax loss carryforwards, LaserVision expects its cash income tax expense to be about 6%.

Overview

LaserVision expects to continue to fund future operations from revenues received from providing laser access and market services, existing cash and cash equivalents and short-term investments, the exercise of stock options and warrants and future financing as required. LaserVision is in the process of establishing a $20 million line of credit with a bank for acquisitions and general corporate purposes and an $8 million leasing line with a bank for laser equipment purchases. There can be no assurance that these credit and leasing lines will be finalized or that capital will be available when needed or, if available, that the terms for obtaining such funds will be favorable to LaserVision.

(B)      RESULTS OF OPERATIONS

         The following table breaks out revenue by source. This table also includes "net revenue contribution." Net revenue contribution is revenue less license fees paid to laser manufacturers and amounts paid to eye surgeons for professional medical services rendered at our fixed laser sites. Management believes that net revenue contribution provides relevant and useful information to investors because it reflects the dollars available to cover LaserVision's fixed and variable costs after excluding variable costs which LaserVision pays to third parties. Net revenue contribution should not be considered as an alternative to gross profit, operating income and net income as a measure of profitability. Finally, the table includes certain profitability amounts as a percentage of total revenue and net revenue contribution.

                                                          THREE MONTHS ENDED
                                                              JULY 31,
                                                        2000            1999
Revenue
         North American refractive                  $18,138,000     $17,546,000
         Other refractive                               881,000         583,000
         Cataract                                     3,218,000       2,870,000
                                                    -----------     -----------
Total revenue                                        22,237,000      20,999,000
         Royalty fees and professional
           medical services                           5,538,000       6,883,000
Revenue less royalty fees and professional
         medical services,  "net revenue
         contribution"                               16,699,000      14,116,000
Gross profit                                          7,038,000       7,203,000
         % of total revenue                                  32%             34%
         % of net revenue contribution                       42%             51%
Income from operations                                1,166,000       3,076,000
         % of total revenue                                   5%             15%
         % of net revenue contribution                        7%             22%
Net income before taxes                               1,863,000       3,386,000
         % of total revenue                                   8%             16%
         % of net revenue contribution                       11%             24%

QUARTER ENDED JULY 31, 2000 COMPARED TO QUARTER ENDED JULY 31, 1999

LaserVision has continued to provide excimer laser access to additional sites throughout the U.S. We are focused on establishing long-term relationships with our customers and providing value-added services through our partnership and market development models.

Revenue

Total revenue increased by 6% or $1.2 million to $22.2 million for the three months ended July 31, 2000 from $21.0 million for the three months ended July 31, 1999. Total laser procedures increased by 38% to 32,267 for the three months ended July 31, 2000 from 23,300 for the three months ended July 31, 1999. The increase in revenue is not as great as the increase in procedures primarily due to the 60% decrease in the royalty fees which has decreased the fee we charge to our surgeon customers. Decreasing prices for our services, particularly for higher volume accounts, also contributed to the decrease.

The increase in revenue is attributable to an $0.6 million increase in North American refractive revenue, a $0.3 million increase in other refractive revenue and a $0.3 million increase in cataract revenue. The increase in North American revenue was attributable to an increase both in the number of U.S. lasers in operation and the number of procedures performed by our eye surgeon customers in the U.S. partially offset by the decline in price due to the 60% decrease in the royalty fee paid to laser manufacturers and lower prices for high volume accounts.

Cost of Revenues/Gross Profit

Cost of revenues increased by 10% or $1.4 million to $15.2 million for the three months ended July 31, 2000 from $13.8 million for the three months ended July 31, 1999. This was primarily due to an increase of $1.2 million in depreciation, an increase of $0.7 million in mobile laser engineer salaries and travel costs, an increase of $0.7 million in professional medical services and a $0.5 million increase in gases, medical supplies and maintenance, and a $0.3 million increase in costs related to the cataract business partially offset by a $2.1 million decrease in royalty fees. The increases in salaries and travel, professional medical services, and gases, medical supplies and maintenance are primarily due to increased refractive procedure volume.

Total gross profit decreased by 2% or $0.2 million to $7.0 million for the three months ended July 31, 2000 from $7.2 million for the three months ended July 31, 1999. The variable gross profit, excluding depreciation, increased by 12% or $1.1 million to $10.3 million for the three months ended July 31, 2000 from $9.2 million for the three months ended July 31, 1999. This was primarily due to higher volumes of procedures performed with our equipment at an increased number of sites. As a percentage of total revenue, total gross profit decreased to 32% from 34% for the three months ended July 31, 2000 and 1999, respectively. This decline is primarily due to a decline in the average sales price per procedure greater than the decline in our average cost per procedure.

Operating Expenses

Selling, general and administrative expenses increased by 42% or $1.8 million to $5.9 million for the three months ended July 31, 2000 from $4.1 million for the three months ended July 31, 1999. This was attributed to increases in selling and marketing expenses of $1.1 million, increases in salaries and related expenses of $0.2 million, increases in general and administrative expenses of $0.3 million and increases in depreciation and amortization of $0.1 million. The $1.1 million increase in selling and marketing expenses is a result of our change in focus to partnerships and market development sites where we provide substantially all marketing services in exchange for a larger percentage of the global patient fee.

Income from Operations

The income from operations decreased by $1.9 million to $1.2 million for the three months ended July 31, 2000 from $3.1 million for the three months ended July 31, 1999 based on the factors described above.

Other Income (Expenses)

A one-time gain of $595,000 relative to the sale of an investment in common equity securities increased other income during the quarter ended July 31, 2000. Excluding this one-time event, higher minority interests in net income of subsidiaries partially offset by higher interest income and lower interest expense caused a $208,000 decrease in other income (expense) to a net $102,000 of income during the three months ended July 31, 2000 from a net $310,000 of income during the three months ended July 31, 1999.

Taxes

Income tax (expense) benefit changed from a tax benefit of $747,000 for the three months ended July 31, 1999 to tax expense of $708,000 for the three months ended July 31, 2000. Given the utilization of NOL carryforwards generated by operations available to offset future taxes for financial reporting purposes, LaserVision anticipates income tax expense to be approximately 38% of income before taxes.

                            PART II-OTHER INFORMATION

Item 1.  Legal Proceedings
                  There has been no material change in the status of any litigation from that reported in the Form 10-K for the year ended April 30, 2000, nor has any other material litigation been initiated.

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

LASER VISION CENTERS, INC.


\s\John J. Klobnak                                       September 14, 2000
-------------------------------------                 ------------------------
John J. Klobnak                                                Date
Chairman of the Board and Chief Executive Officer



\s\B. Charles Bono III                                   September 14, 2000
------------------------------------                  -------------------------
B. Charles Bono III                                            Date
Chief Financial Officer and
Principal Accounting Officer