Form 10-Q
period 2000-10-31
LASER VISION CENTERS INC
filed 2000-12-12
CIK 861875

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


      X-QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE SECURITIES
      --
               EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                                OCTOBER 31, 2000


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

Common Stock outstanding as of December 1, 2000 - 25,330,991 shares

                           LASER VISION CENTERS, INC.
              FORM 10-Q FOR QUARTERLY PERIOD ENDED OCTOBER 31, 2000
                                      INDEX



         PART OR ITEM                                                                                PAGE

Part I. FINANCIAL STATEMENTS (unaudited)

Item 1.  Interim Consolidated Financial Statements

         Consolidated Balance Sheet  - October 31, 2000 and April 30, 2000.............................3-4

         Consolidated Statement of Operations - Three months and six months ended October 31, 2000 and 1999.................................................................5

         Consolidated Statement of Cash Flow - Six months
         ended October 31, 2000 and 1999...............................................................6-7

         Consolidated Statement of Changes in Stockholders' Equity - Six months ended October 31, 2000..........................................................................8

         Notes to Interim Consolidated Financial Statements...........................................9-11

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

         Liquidity and Capital Resources.............................................................12-13
         Results of Operations.......................................................................13-18

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................................19

Item 2.  Changes in Securities..........................................................................19

Item 3.  Defaults upon Senior Securities................................................................19

Item 4.  Submission of Matters to a
         Vote of Security Holders.......................................................................19

Item 5.  Other Information..............................................................................19

Item 6.  Reports on Form 8-K............................................................................19

Signatures..............................................................................................19

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET


                                                                         (UNAUDITED)
                                                                         OCTOBER 31,                 April 30,
                                                                               2000                      2000
CURRENT ASSETS
      Cash and cash equivalents                                       $  13,911,000              $  17,702,000
      Short-term investments                                             17,927,000                 31,440,000
      Accounts receivable, net                                            8,690,000                 11,055,000
      Inventory                                                           3,319,000                  2,978,000
      Deferred tax asset                                                  2,570,000                  3,680,000
      Prepaid expenses and
       other current assets                                               1,883,000                  1,407,000
                                                                      -------------              -------------

                            Total Current Assets                         48,300,000                 68,262,000

EQUIPMENT
      Laser equipment                                                    36,525,000                 30,654,000
      Medical equipment                                                   8,263,000                  5,901,000
      Mobile equipment                                                   11,898,000                 10,677,000
      Furniture and fixtures                                              3,487,000                  2,979,000
      -Accumulated depreciation                                         (27,012,000)               (22,183,000)
                                                                      -------------              -------------

                            Total Equipment, Net                         33,161,000                 28,028,000

OTHER ASSETS
      Deferred tax asset                                                  6,549,000                  6,309,000
      Goodwill and other, net                                            28,289,000                 17,437,000
      Tradename and service mark costs, net                                  64,000                     74,000
      Deferred contract rights                                              482,000                    608,000
      Investment in common equity securities                                                         2,325,000
      Rent deposits and other, net                                          181,000                    224,000
                                                                      -------------              -------------

                            Total Other Assets                           35,565,000                 26,977,000
                                                                      -------------              -------------

                                            Total Assets              $ 117,026,000              $ 123,267,000
                                                                      =============              =============


See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET


                                                                       (UNAUDITED)
                                                                       OCTOBER 31,                   April 30,
                                                                          2000                       2000
CURRENT LIABILITIES
      Current portion of notes payable                               $   7,115,000                $   8,323,000
      Current portion of capitalized
       lease obligations                                                 1,512,000                    1,006,000
      Accounts payable                                                   4,791,000                    4,268,000
      Accrued compensation                                               1,181,000                    1,549,000
      Other accrued liabilities                                          3,471,000                    8,975,000
                                                                     -------------                -------------
                              Total Current Liabilities                 18,070,000                   24,121,000

NON-CURRENT LIABILITIES

      Notes payable                                                      3,372,000                    4,025,000
      Capitalized lease obligations                                      1,938,000                    1,853,000
                                                                     -------------                -------------

                       Total Non-Current Liabilities                     5,310,000                    5,878,000

MINORITY INTERESTS                                                       1,201,000                    1,354,000

COMMITMENTS AND CONTINGENCIES (NOTE 6)

SERIES B CONVERTIBLE PREFERRED STOCK WITH
 MANDATORY REDEMPTION PROVISIONS                                         2,404,000                    2,295,000

STOCKHOLDERS' EQUITY
      Common stock, par value of $.01 per
       share, 50,000,000 shares authorized;
       25,330,991 and 25,330,991 shares issued
       and outstanding, respectively                                       253,000                      253,000
      Warrants and options                                               1,045,000                      915,000
      Paid-in capital                                                  107,930,000                  107,875,000
      Treasury stock at cost                                            (8,763,000)                  (7,514,000)
      Accumulated deficit                                              (10,424,000)                 (11,910,000)
                                                                     -------------                -------------
                             Total Stockholders' Equity                 90,041,000                   89,619,000
                                                                     -------------                -------------

             Total Liabilities and Stockholders' Equity              $ 117,026,000                $ 123,267,000
                                                                     =============                =============


See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)


                                                           Three Month Period                Six Month Period
                                                           Ended October 31,                 Ended October 31,
                                                            2000         1999                 2000       1999
REVENUES                                               $21,657,000     $20,835,000     $43,894,000     $41,834,000

COST OF REVENUES
 Royalty fees and professional
   medical services                                      5,183,000       6,697,000      10,721,000      13,580,000
 Depreciation and amortization                           3,737,000       2,175,000       6,988,000       4,123,000
 Cost of revenues, other                                 6,680,000       5,221,000      13,090,000      10,186,000
                                                      ------------    ------------    ------------    ------------
                      GROSS PROFIT                       6,057,000       6,742,000      13,095,000      13,945,000
Selling, general and
   administrative expenses                               5,592,000       3,884,000      11,464,000       8,011,000
                                                      ------------    ------------    ------------    ------------

       INCOME FROM OPERATIONS                              465,000       2,858,000       1,631,000       5,934,000

Other income (expenses)
 Minority interests in net income                          (88,000)        (93,000)       (480,000)       (181,000)
 Interest and other income                                 625,000         841,000       1,394,000       1,538,000
 Gain on sale of equity investment                                                         595,000
 Interest and other expense                               (283,000)       (261,000)       (558,000)       (560,000)
                                                      ------------    ------------    ------------    ------------

       INCOME BEFORE TAXES                                 719,000       3,345,000       2,582,000       6,731,000

Income tax (expense) benefit                              (270,000)        590,000        (978,000)      1,337,000
                                                      ------------    ------------    ------------    ------------

       NET INCOME                                          449,000       3,935,000       1,604,000       8,068,000

Deemed preferred dividends                                 (55,000)        (52,000)       (109,000)       (102,000)
                                                      ------------    ------------    ------------    ------------

NET INCOME APPLICABLE TO
 COMMON STOCKHOLDERS                                  $    394,000    $  3,883,000    $  1,495,000    $  7,966,000
                                                      ============    ============    ============    ============

       Net Income per Share - Basic                   $       0.02    $       0.15    $       0.06    $       0.32
                                                      ============    ============    ============    ============

       NET INCOME PER SHARE - DILUTED                 $       0.02    $       0.14    $       0.06    $       0.28
                                                      ============    ============    ============    ============
Weighted average number of
 common shares outstanding - basic                      23,866,000      25,118,000      23,893,000      24,647,000
                                                      ============    ============    ============    ============
Weighted average number of
 common shares outstanding - diluted                    24,133,000      28,859,000      24,321,000      28,590,000
                                                      ============    ============    ============    ============

See notes to interim consolidated financial statements



LASER VISION CENTERS, INC. AND SUBSIDIARIES                                  Six Month Period
CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)                              Ended October 31,
-----------------------------------------------
                                                                            2000             1999
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
 Net income                                                              $  1,604,000    $  8,068,000
 Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                       7,777,000       4,665,000
        Deferred income taxes                                                 870,000      (1,620,000)
        Compensation paid in common stock,
         options or warrants                                                  156,000         110,000
        Minority interest in net income of subsidiary                         480,000          58,000
        (Increase) decrease in accounts receivable                          2,365,000      (1,501,000)
        Increase in inventory                                                (341,000)     (1,283,000)
        Increase in prepaid expenses
         and other current assets                                            (376,000)       (918,000)
        Increase in accounts payable                                          523,000       1,670,000
        Decrease in accrued liabilities                                    (5,872,000)       (399,000)
                                                                         ------------    ------------
Net cash provided by operating activities                                   7,186,000       8,850,000
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
 Purchase of short-term investments                                       (49,072,000)    (90,314,000)
 Sale of short-term investments                                            62,585,000      53,111,000
 Sale of investment in common equity securities                             2,494,000
 Acquisition of equipment                                                  (9,396,000)     (4,010,000)
 Proceeds from sale of minority interests                                      40,000         276,000
 Business acquisitions and partnership investments,
  net of cash acquired, and other                                         (12,158,000)        (90,000)
                                                                         ------------    ------------
Net cash used in investing activities                                      (5,507,000)    (41,027,000)
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Proceeds from secondary stock offering                                                     44,150,000
Stock offering costs                                                                         (104,000)
Purchase of treasury stock                                                 (1,534,000)
Proceeds from exercise of stock options and warrants                          162,000       8,267,000
Return of restricted cash                                                                   1,132,000
Principal payments under capitalized
  lease obligations and notes payable                                      (3,425,000)     (5,375,000)
Proceeds paid to minority shareholders                                       (673,000)              -
                                                                         ------------    ------------
Net cash (used in) provided by financing activities                        (5,470,000)     48,070,000
                                                                         ------------    ------------
               NET (DECREASE) INCREASE IN CASH
                      AND CASH EQUIVALENTS                                 (3,791,000)     15,893,000
Cash and cash equivalents at beginning of period                           17,702,000       8,173,000
                                                                         ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 13,911,000    $ 24,066,000
                                                                         ============    ============

See notes to interim consolidated financial statements



LASER VISION CENTERS, INC. AND SUBSIDIARIES                              Six Month Period
CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)                          Ended October 31,
------------------------------------------------
                                                                       2000              1999
   Non-cash investing and financing:
      Capital lease obligations and notes payable related
       to laser and equipment purchases                            $2,155,000           $5,635,000
      Accrued and deferred stock offering costs                                            412,000
      Deemed preferred dividends                                      109,000              102,000


See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY (UNAUDITED)
-----------------------------------

                                        Common Stock                        Accumulated
                                        $.01 Par Value                        Other                    Warrants
                                                               Paid-in      Comprehensive   Treasury     and       Accumulated
                                     Shares       Amount      Capital        Income          Stock     Options       Deficit

Balance-
  April 30, 2000                    25,330,991   $253,000    $108,044,000    (169,000)  (7,514,000)     $915,000   ($11,910,000)

Warrants and options issued                                                                              130,000

Exercise of
warrants and options                                               (5,000)                 285,000                     (118,000)

Treasury stock purchased                                                                (1,534,000)

Dividends accrued
on convertible

preferred stock                                                  (109,000)

Comprehensive income

  Net income for the
   six month period
   ended October 31, 2000                                                                                             1,604,000

     Reverse unrealized holding
      loss on investment                                                      169,000

Total comprehensive income
                                    ----------   --------    ------------    --------  -----------    ----------   ------------
Balance -
 October 31, 2000                   25,330,991   $253,000    $107,930,000    $      -  $(8,763,000)   $1,045,000   $(10,424,000)
                                    ==========   ========    ============    ========  ===========    ==========   ============



                                       Total
                                     Shareholders'
                                      Equity

Balance-
  April 30, 2000                     $89,619,000

Warrants and options issued              130,000

Exercise of
warrants and options                     162,000

Treasury stock purchased              (1,534,000)

Dividends accrued
on convertible

preferred stock                         (109,000)

Comprehensive income

  Net income for the
   six month period
   ended October 31, 2000

     Reverse unrealized holding
      loss on investment

Total comprehensive income             1,773,000
                                   -------------
Balance -
 October 31, 2000                    $90,041,000
                                   =============

See notes to interim consolidated financial statements

                   LASER VISION CENTERS, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 2000
                                   (Unaudited)

Item 1.

1. The information contained in the interim consolidated financial statements and footnotes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and related notes thereto contained in the April 30, 2000 Annual Report on Form 10-K filed by Laser Vision Centers, Inc. ("Laser Vision") with the Securities and Exchange Commission. The unaudited interim consolidated financial statements as of October 31, 2000, and for the three and six month periods ended October 31, 2000 and October 31, 1999, include all normal recurring adjustments which management considers necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. The interim consolidated financial statements include the accounts and transactions of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

2. The net income per share was computed as described below using the "Weighted average number of common shares outstanding - basic" during each period.

       "Weighted average number of common shares outstanding - diluted" for the three and six month periods ended October 31, 2000 include the dilutive effects of warrants and options using the treasury stock method. "Weighted average number of common shares outstanding - diluted" for the three and six month periods ended October 31, 1999 include the dilutive effects of warrants and options using the treasury stock method and the Series B Convertible Preferred Stock. For the three and six month periods ended October 31, 2000, dilutive warrants and options were calculated using an average market price of $4.82 and $5.16, respectively, per common share. Diluted per share calculations follow:

                                                       Three Month Period                Six Month Period
                                                       Ended October 31,                 Ended October 31,
                                                       2000          1999                2000          1999

Net income                                            449,000      3,935,000           1,604,000     8,068,000
Deemed preferred dividends                            (55,000)       (52,000)           (109,000)     (102,000)
                                                   -----------    -----------         ----------    ----------

     Net income applicable to
      common stockholders                             394,000      3,883,000           1,495,000     7,966,000

Weighted average number of
common shares outstanding-basic                    23,866,000     25,118,000          23,893,000    24,647,000


Dilutive securities
 Warrants and options                                 267,000      2,843,000             428,000     3,050,000
 Preferred stock                                            -        898,000                   -       893,000
                                                   ----------     ----------          ----------   -----------

Weighted average number of
 common shares outstanding-diluted                 24,133,000     28,859,000          24,321,000    28,590,000
Net Income per share - diluted                          $0.02          $0.14               $0.06         $0.28



3. Effective June 2000 LaserVision acquired Southeast Medical, Inc. (Southeast Medical) of Mandeville, Louisiana for $1.5 million of cash and future contingent consideration which is dependent upon Southeast Medical achieving certain levels of revenue. This transaction has been accounted for under the purchase method of accounting and was financed with existing cash. Southeast Medical is a provider of mobile cataract services in Louisiana and Mississippi and the results of their operations for the five months ended October 31, 2000 are included in the consolidated financial statements of LaserVision. For segment reporting purposes, its results of operations are included in the cataract segment.

4. Short-term investments have an original maturity of more than three months and a remaining maturity of less than one year. These investments are stated at cost as it is the intent of Laser Vision to hold these securities until maturity. The fair market value of short-term investments approximates book value at October 31, 2000.

5. In October 2000 LaserVision finalized a three year, $20 million line of credit with LaSalle Bank as administrative agent. Interest rates vary with our choice of either the prime rate or LIBOR (London Interbank Borrowing Rate). The line of credit is collateralized by accounts receivable, short-term investments, certain lasers and the related inventory and requires LaserVision to maintain certain financial covenants concerning EBITDA (earnings before interest, taxes, depreciation and amortization), a fixed charge coverage ratio, a maximum funded debt to EBITDA ratio and minimum net worth. No borrowings have been made against the line as of October 31, 2000.

6. We have been contacted by three state sales tax authorities who are reviewing whether the services provided by LaserVision to our surgeon customers are subject to state sales and use tax. One state has determined that we are not liable and two states have not yet begun their review. A fourth state has advised one of our customers that we will be reviewed. It is our belief that we are providing a service to our customers which is not taxable and accordingly we have not collected sales and use tax. Although our contracts generally require our customers to pay any sales taxes, the outcome of each such sales and use tax review is not known.

7. In September 2000 LaserVision entered into a five year agreement with Minnesota Eye Consultants (MEC) to provide laser access. LaserVision paid $6.2 million to acquire five lasers and the exclusive right to provide laser access to MEC. LaserVision also assumed leases on three of the five lasers acquired. The transaction resulted in a $5.0 million intangible asset recorded as goodwill and other which will be amortized over the life of the agreement. The president of MEC, Dr. Richard Lindstrom, serves on LaserVision's Board of Directors and Medical Advisory Board.

8. The table below presents information about net income and segment assets used by the chief operating decision maker of LaserVision as of and for the periods ended October 31, 2000 and 1999:



                                         North American         Other
                                           Refractive         Refractive        Cataract        Reconciling       TOTAL
THREE MONTHS ENDED OCTOBER 31, 2000
-----------------------------------

REVENUE                                   $17,249,000          $788,000       $3,620,000        $        -      $21,657,000
Interest and other income                                                                          625,000          625,000
Interest and other expense                                                                        (283,000)        (283,000)
Income before taxes                           286,000           102,000          409,000           (78,000)         719,000
Income tax expense                                                                                (270,000)        (270,000)
NET INCOME                                    286,000           102,000          409,000          (348,000)         449,000

Three months ended October 31, 1999
-----------------------------------

Revenue                                    16,982,000           863,000        2,990,000                 -       20,835,000
Interest and other income                                                                          841,000          841,000
Interest and other expense                                                                        (261,000)        (261,000)
Income before taxes                         3,033,000           118,000          600,000          (406,000)       3,345,000
Income tax benefit                                                                                 590,000          590,000
Net income                                  3,033,000           118,000          600,000           184,000        3,935,000

SIX MONTHS ENDED OCTOBER 31, 2000
---------------------------------

REVENUE                                    35,387,000         1,669,000        6,838,000                 -       43,894,000
Interest and other income                                                                        1,394,000        1,394,000
Interest and other expense                                                                        (558,000)        (558,000)
Income before taxes                         1,767,000           211,000          772,000          (168,000)       2,582,000
Income tax expense                                                                                (978,000)        (978,000)
NET INCOME                                  1,767,000           211,000          772,000        (1,146,000)       1,604,000

Six months ended October 31, 1999
---------------------------------

Revenue                                    34,528,000         1,446,000        5,860,000                 -       41,834,000
Interest and other income                                                                        1,538,000        1,538,000
Interest and other expense                                                                        (560,000)        (560,000)
Income before taxes                         6,736,000            89,000          976,000        (1,070,000)       6,731,000
Income tax benefit                                                                               1,337,000        1,337,000
Net income                                 $6,736,000           $89,000        $ 976,000          $267,000       $8,068,000


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

       The discussion set forth below analyzes certain factors and trends related to the financial results for the three and six month periods ended October 31, 2000 and 1999. This discussion should be read in conjunction with the related consolidated financial statements and notes to the consolidated financial statements.

ITEM 2.
(A)    LIQUIDITY AND CAPITAL RESOURCES

During the six months ended October 31, 2000, cash and cash equivalents decreased 21% or $3.8 million to $13.9 million at October 31, 2000 from $17.7 million at April 30, 2000. Short-term investments maturing in less than one year decreased $13.5 million to $17.9 million at October 31, 2000 from $31.4 million at April 30, 2000. The ratio of current assets to current liabilities at October 31, 2000 was 2.67 to one, compared to 2.83 to one at April 30, 2000.

Cash Flows from Operating Activities

Net cash provided by operating activities decreased by $1.7 million to $7.2 million for the six months ended October 31, 2000 from $8.9 million for the six months ended October 31, 1999. The cash flows provided by operating activities during the six months ended October 31, 2000 primarily represent the net income in this period plus depreciation and amortization, the decrease in deferred income taxes, the minority interest in the income of subsidiaries, the decrease in accounts receivable and the increase in accounts payable less the decrease in accrued liabilities. The cash flows provided by operating activities during the six months ended October 31, 1999 primarily represent the net income in this period plus depreciation and amortization and the net increase in current liabilities, less increases in accounts receivable, inventory, prepaid expenses and other current assets and deferred taxes. Accounts receivable decreased during the six months ended October 31, 2000 due to improved collections and due to lower revenue during September and October, 2000 compared to March and April, 2000 due to the decrease in the royalty fee collected from our surgeon customers. The significant decrease in current liabilities during the six months ended October 31, 2000 was due to paying the contingent consideration to the former owners of Midwest Surgical Services, Inc.

Cash Flows from Investing Activities

Net cash used for investing activities decreased by $35.5 million to $5.5 million for the six months ended October 31, 2000 from $41.0 million for the six months ended October 31, 1999. Cash used for investing during the six months ended October 31, 2000 was used to acquire Southeast Medical, enter a long-term agreement with Minnesota Eye Consultants, and enter into partnership agreements and to acquire equipment partially offset by the net proceeds from the sale of short-term and common equity investments. Cash used for investing during the six months ended October 31, 1999 was used to acquire short-term investments and acquire equipment partially offset by the sale of minority interests.

Cash Flows from Financing Activities

During the six months ended October 31, 2000, $5.5 million cash was used in financing activities. During the six months ended October 31, 1999, $48.1 million cash was provided by financing activities. Cash used in financing activities during the six months ended October 31, 2000 was primarily used to purchase 289,800 shares of treasury stock, make principal payments under capitalized lease obligations and notes payable and to pay proceeds to minority shareholders. Cash provided by financing during the six months ended October 31, 1999 was primarily provided by the underwritten public stock offering, the exercise of stock options and warrants and the return of restricted cash and was partially offset by principal payments under capitalized lease obligations and notes payable.

In October 2000 LaserVision finalized a three year, $20 million line of credit with LaSalle Bank as administrative agent. Interest rates vary with our choice of either the prime rate or LIBOR (London Interbank Borrowing Rate). The line of credit is collateralized by accounts receivable, short-term investments, certain lasers and the related inventory and requires LaserVision to maintain certain financial covenants concerning EBITDA (earnings before interest, taxes, depreciation and amortization), a fixed charge coverage ratio, a maximum funded debt to EBITDA ratio and minimum net worth. No borrowings have been made against the line as of October 31, 2000.

Income Taxes

During the fourth quarter of fiscal 1999 LaserVision began recognizing deferred tax assets related to net operating loss (NOL) carryforwards. Based on expected future operating plans, at October 31, 2000, management has determined that the net deferred tax assets generated by operations will more likely than not be utilized to offset future taxes. For tax purposes, the tax benefit related to certain equity transactions that did not impact operating results, such as those arising from the exercise of non-qualified stock options and warrants, will be credited to shareholders' equity and serve to reduce the future taxes paid by LaserVision. In the future, LaserVision anticipates income tax expense to be approximately 38% of income before taxes. With the impact of the equity related tax loss carryforwards, LaserVision expects its cash income tax expense to be about 6%.

Overview

LaserVision expects to continue to fund future operations from revenues received from providing laser access and market services, existing cash and cash equivalents and short-term investments, the possible exercise of stock options and warrants, the line of credit and future financing as required. LaserVision has established a $20 million bank line of credit for acquisitions and general corporate purposes and is in the process of establishing a $5 million leasing line with another bank for laser equipment purchases. LaserVision can also obtain financing from vendors. There can be no assurance that the leasing line will be finalized or that capital will be available when needed or, if available, that the terms for obtaining such funds will be favorable to LaserVision.

(B)    RESULTS OF OPERATIONS

       The following table breaks out revenue by source and includes certain profitability amounts as a percentage of revenue.



                                                                THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                   OCTOBER 31,                         OCTOBER 31,
                                                              2000              1999             2000              1999

REVENUE
     North American refractive                              $17,249,000      $16,982,000       $35,387,000      $34,528,000
     Other refractive                                           788,000          863,000         1,669,000        1,446,000
     Cataract                                                 3,620,000        2,990,000         6,838,000        5,860,000
                                                           ------------     ------------      ------------     ------------
TOTAL REVENUE                                                21,657,000       20,835,000        43,894,000       41,834,000
Gross profit                                                  6,057,000        6,742,000        13,095,000       13,945,000
     % of total revenue                                              28%              32%               30%              33%
Income from operations                                          465,000        2,858,000         1,631,000        5,934,000
     % of total revenue                                               2%              14%                4%              14%
Net income before taxes                                         719,000        3,345,000         2,582,000        6,731,000
     % of total revenue                                               3%              16%                6%              16%




The fiscal 1999 revenues and cost of revenues include an additional $150 per case for royalties paid to laser manufacturers. We continue to negotiate with multiple suppliers for discounts, incentives and favorable financing terms.

QUARTER ENDED OCTOBER 31, 2000 COMPARED TO QUARTER ENDED OCTOBER 31, 1999

LaserVision has continued to provide excimer laser access to additional sites throughout the U.S. We are focused on establishing long-term relationships with our customers and providing value-added services through our partnership and market development models. These models require a larger investment on our part in marketing and personnel in exchange for a larger portion of the global fee. These models are less profitable initially, but we believe they have the potential to provide greater profitability and stability during the course of the agreements.

Revenues

Total revenue increased by 4%, or $0.8 million, to $21.7 million for the three months ended October 31, 2000 from $20.8 million for the three months ended October 31, 1999. Total refractive procedures increased by 30% to 30,516 for the three months ended October 31, 2000 from 23,520 for the three months ended October 31, 1999. The increase in revenue is not as great as the increase in procedures primarily due to the 60% decrease in the royalty fees paid to laser manufacturers that has decreased the fee we charge to our surgeon customers. In addition, global pricing to the patient has declined due to competition and, accordingly, our fees to our surgeon customers, particularly for higher volume accounts, have also declined.

The increase in revenue is attributable to a $0.3 million increase in North American refractive revenue, a $0.6 million increase in cataract revenue and a $0.1 decrease in other refractive revenue. The increase in North American revenue was attributable to an increase both in the number of U.S. lasers in operation and the number of procedures performed by our eye surgeon customers in the U.S. partially offset by the decline in price due to the 60% decrease in the royalty fee paid to laser manufacturers and lower prices for high volume accounts. The increase in cataract revenue is due to the acquisition of Southeast Medical in June 2000 and an increase in procedure volume.

Cost of Revenues/Gross Profit

Cost of revenues increased by 11%, or $1.5 million, to $15.6 million for the three months ended October 31, 2000 from $14.1 million for the three months ended October 31, 1999. This was primarily due to an increase of $0.6 million in mobile laser engineer salaries and travel costs, an increase of $0.8 million in maintenance, gases and medical supplies, an increase of $0.7 million in professional medical services, an increase of $1.5 million in depreciation and amortization and an increase of $0.5 million of costs related to the cataract business offset by a $2.3 million decrease in royalty fees paid to laser manufacturers and a $0.2 million decrease in expenses related to training courses. The increases in salaries and travel, professional medical services, maintenance, gases and medical supplies and depreciation and amortization are primarily due to increased lasers and refractive procedure volume.

Total gross profit decreased by 10%, or $0.6 million, to $6.1 million for the three months ended October 31, 2000 from $6.7 million for the three months ended October 31, 1999. The variable gross profit, excluding depreciation, increased by 10%, or $0.9 million, to $9.8 million for the three months ended October 31, 2000 from $8.9 million for the three months ended October 31, 1999. As a percentage of total revenue, total gross profit decreased to 28% from 32% for the three months ended October 31, 2000 and 1999, respectively. This decline is primarily due to a decline in the average sales price per procedure greater than the decline in the average cost per procedure.

Operating Expenses

Selling, general and administrative expenses increased by 44%, or $1.7 million, to $5.6 million for the three months ended October 31, 2000 from $3.9 million for the three months ended October 31, 1999. This was attributed to increases in selling and marketing expenses of $1.3 million, increases in salaries and related expenses of $0.8 million and increases in depreciation of $0.1 million partially offset by decreases in general and administrative expense of $0.6 million. The $1.3 million increase in selling and marketing expenses and a portion of the $0.8 million increase in salaries and related expenses is a result of our change in focus to partnerships and market development sites where we provide substantially all marketing services and employ refractive coordinators in the practice in exchange for a larger percentage of the global patient fee. The decline in general and administrative expense primarily reflects a gain on the sale of a non-current asset. Excluding this one-time gain, general and administrative expenses were relatively unchanged.

Income from Operations

The income from operations decreased by $2.4 million to $0.5 million for the three months ended October 31, 2000 from $2.9 million for the three months ended October 31, 1999. This was primarily related to decreased North American refractive profitability.

Other Income (Expenses)

Lower interest income and higher interest expense partially offset by lower minority interests in net income of subsidiaries caused a $233,000 decrease in other income (expense) to a net $254,000 of income during the three months ended October 31, 2000 from a net $487,000 of income during the three months ended October 31, 1999.

Taxes

Income tax (expense) benefit changed from a tax benefit of $590,000 for the three months ended October 31, 1999 to tax expense of $270,000 for the three months ended October 31, 2000. Given the utilization of NOL carryforwards generated by operations available to offset future taxes for financial reporting purposes, LaserVision anticipates income tax expense remaining at approximately 38% of income before taxes.

SIX MONTHS ENDED OCTOBER 31, 2000 COMPARED TO SIX MONTHS ENDED OCTOBER 31, 1999

Revenues

Total revenue increased by 5%, or $2.1 million, to $43.9 million for the six months ended October 31, 2000 from $41.8 million for the six months ended October 31, 1999. Total refractive procedures increased by 34% to 62,760 for the six months ended October 31, 2000 from 46,820 for the six months ended October 31, 1999.

The increase in revenue is attributable to a $0.9 million increase in North American refractive revenue, a $0.2 million increase in other refractive revenue and a $1.0 million increase in cataract revenue. The increase in revenue is not as great as the increase in procedures primarily due to the 60% decrease in the royalty fees paid to laser manufacturers that has decreased the fee we charge to our surgeon customers. In addition, global pricing to the patient has declined due to competition and, accordingly, our fees to our surgeon customers, particularly for higher volume accounts, have also declined. The increase in cataract revenue is due to the acquisition of Southeast Medical in June 2000 and an increase in procedure volume.

Cost of Revenues/Gross Profit

Cost of revenues increased by 10%, or $2.9 million, to $30.8 million for the six months ended October 31, 2000 from $27.9 million for the six months ended October 31, 1999. This was primarily due to an increase of $1.3 million in mobile laser engineer salaries and travel costs, an increase of $1.3 million in maintenance, gases and medical supplies, an increase of $1.4 million in professional medical services, an increase of $2.7 million in depreciation and amortization and an increase of $0.9 million of costs related to the cataract business offset by a $4.4 million decrease in royalty fees paid to laser manufacturers and a decrease of $0.3 million in expenses related to training courses. The increases in salaries and travel, professional medical services, maintenance, gases and medical supplies and depreciation and amortization are primarily due to increased lasers and refractive procedure volume.

Total gross profit decreased by 6%,or $0.8 million to $13.1 million for the six months ended October 31, 2000 from $13.9 million for the six months ended October 31, 1999. The variable gross profit, excluding depreciation, increased by 11%, or $1.9 million, to $20.0 million for the six months ended October 31, 2000 from $18.1 million for the six months ended October 31, 1999. As a percentage of total revenue, total gross profit decreased to 30% from 33% for the three months ended October 31, 2000 and 1999, respectively. This decline is primarily due to a decline in the average sales price per procedure greater than the decline in the average cost per procedure.

Operating Expenses

Selling, general and administrative expenses increased by 43%, or $3.5 million, to $11.5 million for the six months ended October 31, 2000 from $8.0 million for the six months ended October 31, 1999. The increase was attributed to increased salaries and related expenses of $1.0 million, increased selling and marketing expenses of $2.4 million, and increased depreciation of $0.2 million offset by decreased general and administrative expense of $0.2 million. The $2.4 million increase in selling and marketing expenses and a portion of the $1.0 million increase in salaries and related expenses is a result of our change in focus to partnerships and market development sites where we provide substantially all marketing services and employ refractive coordinators in the practice in exchange for a larger percentage of the global patient fee. The decline in general and administrative expense primarily reflects a gain on the sale of a non-current asset. Excluding this one-time gain, general and administrative expenses would have increased by $0.4 million.

Income from Operations

The income from operations decreased by $4.3 million to $1.6 million for the six months ended October 31, 2000 from $5.9 million for the six months ended October 31, 1999. This was primarily related to decreased North American Refractive profitability.

Other Income (Expenses)

A one-time gain of $595,000 relative to the sale of an investment in common equity securities increased other income during the six months ended October 31, 2000. Excluding this one-time event, higher minority interests in net income of subsidiaries and lower interest income caused a $441,000 decrease in other income (expense) to a net $356,000 of income during the six months ended October 31, 2000 from a net $797,000 of income during the six months ended October 31, 1999.

Taxes

Income tax (expense) benefit changed from a tax benefit of $1,337,000 for the six months ended October 31, 1999 to tax expense of $978,000 for the six months ended October 31, 2000. Given the utilization of NOL carryforwards generated by operations available to offset future taxes for financial reporting purposes, LaserVision anticipates income tax expense remaining at approximately 38% of income before taxes.

                            PART II-OTHER INFORMATION

Item 1.  Legal Proceedings
         There has been no material change in the status of any litigation from that reported in the Form 10-K for the year ended April 30, 2000, nor has any other material litigation been initiated.

Item 2.  Changes in Securities
               None.

Item 3.  Defaults upon Senior Securities
               None

Item 4.  Submission of Matters to a Vote of Security Holders
               At the Annual Meeting of Shareholders on November 10, 2000, shareholders elected five members of the Board of Directors, approved PricewaterhouseCoopers LLP as the Company's independent public accountants, and approved the Laser Vision Centers, Inc. 2000 Incentive Stock Option Plan.

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

LASER VISION CENTERS, INC.


\s\John J. Klobnak                                        December 12, 2000
-------------------------------------                   ---------------------
John J. Klobnak                                                 Date
Chairman of the Board and Chief Executive Officer



\s\B. Charles Bono, III                                   December 12, 2000
-------------------------------------                   ---------------------
B. Charles Bono                                                 Date
Chief Financial Officer and
Principal Accounting Officer