Form 10-Q
period 2001-01-31
LASER VISION CENTERS INC
filed 2001-03-19
CIK 861875

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


      X-QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE SECURITIES
     ---       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                                JANUARY 31, 2001


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

Common Stock outstanding as of March 2, 2001 - 25,425,854 shares

                                  LASER VISION CENTERS, INC.
                     FORM 10-Q FOR QUARTERLY PERIOD ENDED JANUARY 31, 2001
                                             INDEX


        PART OR ITEM                                                                PAGE

Part I.  FINANCIAL STATEMENTS (unaudited)

Item 1.  Interim Consolidated Financial Statements

         Consolidated Balance Sheet  - January 31, 2001 and April 30, 2000...........3-4

         Consolidated Statement of Operations - Three months and nine months ended January 31, 2001 and 2000...............................................5

         Consolidated Statement of Cash Flow - Nine months
         ended January 31, 2001 and 2000.............................................6-7

         Consolidated Statement of Changes in Stockholders' Equity - Nine months ended January 31, 2001........................................................8

         Notes to Interim Consolidated Financial Statements.........................9-13

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

         Liquidity and Capital Resources...........................................14-16
         Results of Operations.....................................................16-20

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.........................................................21-22

Item 2.  Changes in Securities........................................................22

Item 3.  Defaults upon Senior Securities..............................................22

Item 4.  Submission of Matters to a
         Vote of Security Holders.....................................................22

Item 5.  Other Information............................................................22

Item 6.  Reports on Form 8-K..........................................................22

Signatures............................................................................22

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
--------------------------
                                                          (UNAUDITED)
                                                          JANUARY 31,               April 30,
                                                                 2001                    2000

CURRENT ASSETS
--------------
        Cash and cash equivalents                         $13,419,000             $ 17,702,000
        Short-term investments                              9,679,000               31,440,000
        Accounts receivable, net                           11,721,000               11,055,000
        Inventory                                           3,695,000                2,978,000
        Deferred tax asset                                  2,770,000                3,680,000
        Prepaid expenses and
          other current assets                              2,473,000                1,407,000
                                                         ------------             ------------

                             Total Current Assets          43,757,000               68,262,000

EQUIPMENT
---------
        Laser equipment                                    38,862,000               30,654,000
        Medical equipment                                   8,947,000                5,901,000
        Mobile equipment                                   12,591,000               10,677,000
        Furniture and fixtures                              3,760,000                2,979,000
        -Accumulated depreciation                         (29,830,000)             (22,183,000)
                                                          ------------             ------------

                             Total Equipment, Net          34,330,000               28,028,000

OTHER ASSETS
------------
        Deferred tax asset                                  6,378,000                6,309,000
        Goodwill, net                                      18,365,000               11,924,000
        Deferred contract rights and other, net            16,362,000                6,121,000
        Investment in common equity securities                                       2,325,000
        Rent deposits and other, net                          332,000                  298,000
                                                             --------                 --------

                             Total Other Assets            41,437,000               26,977,000
                                                           ----------               ----------

                                    Total Assets         $119,524,000             $123,267,000
                                                         ============             ============


See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
--------------------------
                                                          (UNAUDITED)
                                                          JANUARY 31,               April 30,
                                                                 2001                    2000
CURRENT LIABILITIES
-------------------
        Current portion of notes payable                   $5,910,000               $8,323,000
        Current portion of capitalized
          lease obligations                                 1,381,000                1,006,000
        Accounts payable                                    5,801,000                4,268,000
        Accrued compensation                                1,720,000                1,549,000
        Other accrued liabilities                           5,148,000                8,975,000
                                                          -----------            -------------
                             Total Current Liabilities     19,960,000               24,121,000

NON-CURRENT LIABILITIES
-----------------------
        Line of credit                                      2,000,000
        Notes payable                                       4,012,000                4,025,000
        Capitalized lease obligations                       2,238,000                1,853,000
                                                          -----------                ---------

                      Total Non-Current Liabilities         8,250,000                5,878,000

MINORITY INTERESTS                                          1,109,000                1,354,000

COMMITMENTS AND CONTINGENCIES (NOTE 5, 6 AND 9)

SERIES B CONVERTIBLE PREFERRED STOCK WITH
 MANDATORY REDEMPTION PROVISIONS (NOTE 8)                     744,000                2,295,000

STOCKHOLDERS' EQUITY
--------------------
        Common stock, par value of $.01 per
           share, 50,000,000 shares authorized;
           25,425,854 and 25,330,991 shares issued
           and outstanding, respectively                      254,000                  253,000
        Warrants and options                                1,114,000                  915,000
        Paid-in capital                                   108,042,000              107,875,000
        Treasury stock at cost                               (800,000)              (7,514,000)
        Accumulated deficit                               (19,149,000)             (11,910,000)
                                                         ------------             ------------
                          Total Stockholders' Equity       89,461,000               89,619,000
                                                           ----------               ----------

            Total Liabilities and Stockholders' Equity   $119,524,000             $123,267,000
                                                         ============             ============

See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
------------------------------------------------

                                                 Three Month Period         Nine Month Period
                                                 Ended January 31,          Ended January 31,
                                                  2001    2000               2001         2000

REVENUES                                   $25,323,000   $22,510,000    $69,217,000    $64,343,000

COST OF REVENUES
  Royalty fees and professional
    medical services                         6,004,000    8,159,000      16,725,000     21,835,000
  Depreciation and amortization              3,915,000    2,462,000      10,903,000      6,585,000
  Cost of revenues, other                    7,066,000    4,699,000      20,156,000     14,788,000
                                           -----------  -----------    ------------   ------------
                   GROSS PROFIT              8,338,000    7,190,000      21,433,000     21,135,000
Selling, general and
    administrative expenses                  9,541,000    4,196,000      21,005,000     12,211,000
Vendor program change expense                        -    2,433,000               -      2,433,000
                                           -----------  -----------    ------------   ------------
     INCOME (LOSS) FROM OPERATIONS          (1,203,000)     561,000         428,000      6,491,000

Other income (expenses)
  Minority interests in net income             (94,000)     (16,000)       (574,000)      (197,000)
  Interest and other income                    467,000      805,000       1,861,000      2,343,000
  Gain on sale of equity investment                                         595,000
  Interest and other expense                  (256,000)    (308,000)       (814,000)      (864,000)
                                           -----------  -----------    ------------   ------------

     INCOME (LOSS) BEFORE TAXES             (1,086,000)   1,042,000       1,496,000      7,773,000

Income tax benefit (expense)                    33,000      495,000        (945,000)     1,832,000
                                           -----------  -----------    ------------   ------------

     NET INCOME (LOSS)                      (1,053,000)   1,537,000         551,000      9,605,000

Deemed preferred dividends                     (50,000)     (52,000)       (159,000)      (155,000)
                                           -----------  -----------    ------------   ------------
NET INCOME (LOSS) APPLICABLE TO
  COMMON STOCKHOLDERS                      $(1,103,000)  $1,485,000        $392,000     $9,450,000
                                           ===========  ===========    ============   ============

     Net Income (Loss) per Share - Basic        ($0.05)       $0.06         $0.02            $0.38
                                                 =====        =====         =====            =====

     NET INCOME (LOSS) PER SHARE - DILUTED      ($0.05)       $0.05         $0.02            $0.34
                                                 =====        =====         =====            =====
Weighted average number of
   common shares outstanding - basic        23,484,000   25,239,000      23,870,000     24,844,000
                                           ===========  ===========    ============   ============
Weighted average number of
  common shares outstanding - diluted       23,484,000   28,297,000      24,049,000     28,630,000
                                           ===========  ===========    ============   ============

See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES                    Nine Month Period
CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)                Ended January 31,
-----------------------------------------------
                                                               2001             2000
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
   Net income                                                 $551,000       $9,605,000
   Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                    12,130,000        7,418,000
           Deferred income taxes                               841,000       (2,295,000)
           Compensation paid in common stock,
              options or warrants                              227,000          355,000
           Minority interest in net income of subsidiary       574,000           19,000
           Increase in accounts receivable                    (666,000)      (2,019,000)
           Increase in inventory                              (717,000)        (139,000)
           (Increase) decrease in prepaid expenses
               and other current assets                       (966,000)         339,000
           Increase (decrease) in accounts payable           1,533,000          (20,000)
           Decrease in accrued liabilities                  (3,656,000)      (1,304,000)
                                                           ------------     -----------
Net cash provided by operating activities                    9,851,000       11,959,000
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
   Purchase of short-term investments                      (58,683,000)    (106,276,000)
   Sale of short-term investments                           80,444,000       69,312,000
   Sale of investment in common equity securities            2,494,000
   Acquisition of equipment                                (11,900,000)      (5,871,000)
   Proceeds from sale of minority interests                     40,000          646,000
   Business acquisitions and partnership investments,
      net of cash acquired, and other                      (19,018,000)        (258,000)
                                                           ------------     -----------
Net cash used in investing activities                       (6,623,000)     (42,447,000)
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Proceeds from secondary stock offering                                       44,046,000
Purchase of treasury stock                                  (2,994,000)
Proceeds from exercise of stock options and warrants           203,000        8,326,000
Return of restricted cash                                                     1,132,000
Principal payments under capitalized
   lease obligations and notes payable                      (5,861,000)      (7,128,000)
Proceeds from line of credit                                 2,000,000
Proceeds paid to minority shareholders                        (859,000)               -
                                                           ------------     -----------
Net cash (used in) provided by financing activities         (7,511,000)      46,376,000
                                                           ------------     -----------
               NET INCREASE (DECREASE) IN CASH
                      AND CASH EQUIVALENTS                  (4,283,000)      15,888,000
Cash and cash equivalents at beginning of period            17,702,000        8,173,000
                                                           ------------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $13,419,000      $24,061,000
                                                           ============     ===========

See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES                     Nine Month Period
CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)                 Ended January 31,
------------------------------------------------
                                                                 2001              2000

      Non-cash investing and financing:
      ---------------------------------
        Capital lease obligations and notes payable related
           to laser and equipment purchases                    $4,195,000       $6,995,000
        Conversion of preferred stock and
          deemed preferred dividends to
           common stock                                         1,710,000
        Deemed preferred dividends                                159,000          155,000
        Accrued and deferred stock offering costs                                  412,000
        Stock issued for contract rights                                           250,000


See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY (UNAUDITED)
--------------------------------

                                   Common Stock                    Accumulated
                                   $.01 Par Value                     Other                Warrants                     Total
                                                        Paid-in    Comprehensive  Treasury   and       Accumulated    Shareholders'
                                Shares     Amount       Capital      Income       Stock    Options       Deficit        Equity

Balance-
   April 30, 2000               25,330,991 $253,000  $108,044,000  (169,000) (7,514,000)   $915,000     ($11,910,000)  $89,619,000

Warrants and options issued                                                                 199,000                        199,000

Exercise of warrants and
options and shares transferred
for employee benefit plans                                 (5,000)              514,000                     (306,000)      203,000

Stock issued for acquisition        94,863    1,000       162,000                                                          163,000

Treasury stock purchased                                                     (2,994,000)                                (2,994,000)

Conversion of preferred stock                                                 9,194,000                   (7,484,000)    1,710,000

Dividends accrued
on convertible
preferred stock                                          (159,000)                                                        (159,000)

Comprehensive income
     Net income for the
      nine month period
      ended January 31, 2001                                                                                 551,000

     Reverse unrealized holding
      loss on investment                                            169,000
Total comprehensive income                                                                                                 720,000
                                ---------- --------  ------------  --------   ---------- ----------     -------------  -----------
Balance -
   January 31, 2001             25,425,854 $254,000  $108,042,000  $      -   $(800,000) $1,114,000     $(19,149,000)  $89,461,000
                                ========== ========  ============  ========   ========== ==========     =============  ===========

See notes to interim consolidated financial statements

                   LASER VISION CENTERS, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 31, 2001
                                   (Unaudited)

Item 1.

1. The information contained in the interim consolidated financial statements and footnotes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and related notes thereto contained in the April 30, 2000 Annual Report on Form 10-K filed by Laser Vision Centers, Inc. ("Laser Vision") with the Securities and Exchange Commission. The unaudited interim consolidated financial statements as of January 31, 2001, and for the three and nine month periods ended January 31, 2001 and January 31, 2000, include all normal recurring adjustments which management considers necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year. The interim consolidated financial statements include the accounts and transactions of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

2. The net income per share was computed as described below using the "Weighted average number of common shares outstanding - basic" during each period.

        "Weighted average number of common shares outstanding - diluted" for the three and nine month periods ended January 31, 2001 include the dilutive effects, if any, of warrants and options using the treasury stock method. The Series B Convertible Preferred Stock was antidilutive for the three and nine month periods ended January 31, 2001. "Weighted average number of common shares outstanding - diluted" for the three and nine month periods ended January 31, 2000 include the dilutive effects of warrants and options using the treasury stock method and the Series B Convertible Preferred Stock. For the three and nine month periods ended January 31, 2001, dilutive warrants and options were calculated using an average market price of $2.05 and $4.05, respectively, per common share. Diluted per share calculations follow:


                                            Three Month Period            Nine Month Period
                                            Ended January 31,             Ended January 31,
                                            2001         2000             2001          2000

Net income (loss)                      $(1,053,000)  $1,537,000         $551,000     $9,605,000
Deemed preferred dividends                 (50,000)     (52,000)        (159,000)      (155,000)
                                           --------     --------        ---------      ---------

     Net income (loss) applicable to
     common stockholders                $(1,103,000)  $1,485,000         $392,000     $9,450,000

Weighted average number of
 common shares outstanding-basic        23,484,000   25,239,000       23,870,000     24,844,000
Dilutive securities
   Warrants and options                          -    2,150,000          179,000      2,888,000
   Preferred stock                               -      908,000                -        898,000
                                  ----------------   ----------   --------------   ------------

Weighted average number of
 common shares outstanding-diluted      23,484,000   28,297,000       24,049,000     28,630,000
Net income (loss) per share - diluted       ($0.05)       $0.05            $0.02          $0.34


3. Effective June 2000 LaserVision acquired Southeast Medical, Inc. (Southeast Medical) of Mandeville, Louisiana for $1.5 million of cash and future contingent consideration which is dependent upon Southeast Medical achieving certain levels of revenue. This transaction has been accounted for under the purchase method of accounting and was financed with existing cash. Southeast Medical is a provider of mobile cataract services in Louisiana and Mississippi and the results of their operations for the eight months ended January 31, 2001 are included in the consolidated financial statements of LaserVision. For segment reporting purposes, its results of operations are included in the cataract segment.

        Effective December 2000 LaserVision acquired OR Providers, Inc. (ORP) of Cleveland, Ohio for $2.9 million of cash and future contingent consideration which is dependent upon ORP achieving certain levels of revenue less supply costs. This transaction has been accounted for under the purchase method of accounting and was financed with existing cash. ORP is a provider of mobile cataract services in the Mideast and the results of operations for the two months ended January 31, 2001 are included in the consolidated financial statements of LaserVision. For segment reporting purposes, its results of operations are included in the cataract segment.

        Effective January 2001 LaserVision acquired Valley Laser Eye Center
        (VLEC) of Fargo, North Dakota for $2.2 million of cash. This transaction has been accounted for under the purchase method of accounting and was financed with existing cash. VLEC is a refractive center where the LASIK procedure is performed and the results of their operations for the month ended January 31, 2001 are included in the consolidated financial statements of Laser Vision. For segment reporting purposes, its results of operations are included in the North American Refractive segment.

        Effective January 2001 LaserVision acquired Southern Ophthalmics of South Carolina for $50,000 of cash and an assumption of approximately $0.8 million of bank debt. This transaction has been accounted for under the purchase method of accounting and was financed with existing cash. Southern Ophthalmics is a provider of mobile cataract services to locations in South Carolina and Georgia. For segment reporting purposes, its results of operations are included in the cataract segment.

        In January 2001 LaserVision acquired BSM Consulting Group for $650,000 in cash and

        LaserVision stock. This transaction has been accounted for under the purchase method of accounting and was financed with existing cash and newly issued LaserVision stock. BSM Consulting Group designs and develops ambulatory surgery centers (ASC's). LaserVision intends to capitalize on relationships developed with our surgeons who are already accessing the Company's refractive and cataract services to become a more fully integrated ophthalmic services company. For segment reporting purposes, its results of operations are included in the North American Refractive segment.

        The previous five acquisitions resulted in approximately $7.0 million of goodwill that will be amortized over eight to fifteen years.

4. Short-term investments have an original maturity of more than three months and a remaining maturity of less than one year. These investments are stated at cost as it is the intent of Laser Vision to hold these securities until maturity. The fair market value of short-term investments approximates book value at January 31, 2001.

5. In October 2000 LaserVision finalized a three year, $20 million line of credit with LaSalle Bank as administrative agent. Interest rates vary with our choice of either the prime rate or a LIBOR (London Interbank Borrowing Rate) based rate. The line of credit is collateralized by accounts receivable, short-term investments, certain lasers and the related inventory and requires LaserVision to maintain certain financial covenants concerning EBITDA (earnings before interest, taxes, depreciation and amortization), a fixed charge coverage ratio, a maximum funded debt to EBITDA ratio and minimum net worth. As of January 31, 2001, LaserVision has borrowed $2,000,000 against this line of credit and was in compliance with the financial covenants.

        In December 2000, Banc of America Leasing provided $0.6 million of equipment financing (part of a $5 million leasing line) for 48 months at 8%. The Company also received $3.6 million of equipment financing from other leasing and lending sources including one equipment supplier.

6. The Company has been contacted by three state sales tax authorities who are reviewing whether the services provided by LaserVision to our surgeon customers are subject to state sales and use tax. One state has determined that LaserVision is not liable, one state has not yet begun its review and one state has made a preliminary determination that our services are subject to sales and use tax and that penalties and interest are also due. The Company has contacted state tax professionals to assist the Company in evaluating the appropriate response to this preliminary determination. A fourth state has advised one of our customers that we will be reviewed. It is our belief that the Company is providing a service to our customers which is not taxable and accordingly we have not collected sales and use tax. Although our contracts generally require our customers to pay any sales taxes, the outcome of each such sales and use tax review is not known.

7. In September 2000 LaserVision entered into a five year agreement with Minnesota Eye Consultants (MEC) to provide laser access. LaserVision paid $6.2 million to acquire five lasers and the exclusive right to provide laser access to MEC. LaserVision also assumed leases on three of the five lasers acquired. The transaction resulted in a $5.0 million intangible asset recorded as deferred contract rights which will be amortized over the life of the agreement. The president of MEC, Dr. Richard Lindstrom, serves on LaserVision's Board of Directors and Medical Advisory Board.

8. In January 2001, 2,250 shares of convertible preferred stock plus the related deemed dividends were exchanged for 1,829,463 shares of common stock that LaserVision provided from treasury stock. In February 2001, the remaining 1,000 shares of convertible preferred stock plus the related deemed dividends were exchanged for 559,374 new shares of common stock.

9. On January 12, 2001 LaserVision reached a settlement with the Center for Devices and Radiological Health of the U.S. FDA of the administrative complaint filed in April 2000 which was previously reported by the Company. The complaint against the Company and four of its executives related to the prior use of so-called "international cards" software that enabled its excimer lasers to be used to perform laser eye surgeries for higher myopia cases (greater than -6.0 diopters) than what was initially approved by the FDA. The FDA ultimately approved the use of an excimer laser for higher myopia cases in January 1998.

        Many ophthalmologists have taken the position that FDA restrictions on physicians' use of laser equipment through software control--rather than the traditional means of labeling--deny physicians the flexibility to treat individual patients as the physician deems medically necessary, and represent an unwarranted intrusion upon physicians' rights to practice medicine according to their best medical judgment.

        Under the terms of the settlement agreement, the Company and the four executives will pay a total of $1.5 million to settle all claims in the Complaint. The FDA had sought payment of as much as $5 million. The settlement contained no finding of any wrongdoing on the part of the Company or any of its executives. Approximately $2.1 million related to the FDA settlement, including officer indemnification and the related legal expenses, is included in selling, general and administrative expenses for the nine months ended January 31, 2001. There were no such costs in the prior fiscal year.

        The software in question was used in late 1996, 1997 and early 1998. The Company has received no reports of injury to any patient whose surgery used the expanded software. The Company only provided the software at the request of the attending surgeons, who determined it was appropriate in consultation with their patients.

        Shortly after seeking information from the Company, the FDA allowed laser manufacturers to issue software which allowed surgeons to override previous lock-outs for unapproved limits, thus eliminating the need for the practice in question. All of the indications in question have long since been approved and are in widespread use.

10. The table below presents information about net income and segment assets used by the chief operating decision maker of LaserVision as of and for the periods ended January 31, 2001 and 2000:

                                 North American      Other
                                    Refractive     Refractive    Cataract       Reconciling   TOTAL

THREE MONTHS ENDED JANUARY 31, 2001
-----------------------------------

REVENUE                          $20,787,000      $643,000    $3,893,000    $         -   $25,323,000
Interest and other income                                                       467,000       467,000
Interest and other expense                                                     (256,000)     (256,000)
Income before taxes                1,721,000        22,000       118,000     (2,947,000)   (1,086,000)
Income tax benefit                                                               33,000        33,000
NET INCOME (LOSS)                  1,721,000        22,000       118,000     (2,914,000)   (1,053,000)

Three months ended January 31, 2000
-----------------------------------

Revenue                           19,061,000       810,000     2,639,000              -    22,510,000
Interest and other income                                                       805,000       805,000
Interest and other expense                                                     (308,000)     (308,000)
Income before taxes                1,166,000        45,000       295,000       (464,000)    1,042,000
Income tax benefit                                                              495,000       495,000
Net income                         1,166,000        45,000       295,000         31,000     1,537,000

NINE MONTHS ENDED JANUARY 31, 2001
-----------------------------------

REVENUE                           56,174,000     2,312,000    10,731,000              -    69,217,000
Interest and other income                                                     1,861,000     1,861,000
Interest and other expense                                                     (814,000)     (814,000)
Income (loss) before taxes         3,488,000       233,000       890,000     (3,115,000)    1,496,000
Income tax expense                                                             (945,000)     (945,000)
NET INCOME                         3,488,000       233,000       890,000     (4,060,000)      551,000

Nine months ended January 31, 2000
-----------------------------------

Revenue                           53,589,000     2,256,000     8,498,000              -    64,343,000
Interest and other income                                                     2,343,000     2,343,000
Interest and other expense                                                     (864,000)     (864,000)
Income before taxes                7,909,000       134,000     1,271,000     (1,541,000)    7,773,000
Income tax benefit                                                            1,832,000     1,832,000
Net income                        $7,909,000      $134,000   $ 1,271,000       $291,000    $9,605,000

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

        The discussion set forth below analyzes certain factors and trends related to the financial results for the three and nine month periods ended January 31, 2001 and 2000. This discussion should be read in conjunction with the related consolidated financial statements and notes to the consolidated financial statements.

ITEM 2.
(A)     LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended January 31, 2001, cash and cash equivalents decreased 24% or $4.3 million to $13.4 million at January 31, 2001 from $17.7 million at April 30, 2000. Short-term investments maturing in less than one year decreased $21.7 million to $9.7 million at January 31, 2001 from $31.4 million at April 30, 2000. The ratio of current assets to current liabilities at January 31, 2001 was 2.19 to one, compared to 2.83 to one at April 30, 2000.

Cash Flows from Operating Activities

Net cash provided by operating activities decreased by $2.1 million to $9.9 million for the nine months ended January 31, 2001 from $12.0 million for the nine months ended January 31, 2000. The cash flows provided by operating activities during the nine months ended January 31, 2001 primarily represent the net income in this period plus depreciation and amortization, the decrease in deferred income taxes, the minority interest in the income of subsidiaries, and the increase in accounts payable less the decrease in accrued liabilities, the increase in prepaid expenses and other current assets, the increase in accounts receivable and the increase in inventory. The cash flows provided by operating activities during the nine months ended January 31, 2000 primarily represent the net income in this period plus depreciation and amortization, less increases in accounts receivable, inventory, and deferred taxes and decreases in current liabilities. The significant decrease in accrued liabilities during the nine months ended January 31, 2001 was due to paying the contingent consideration to the former owners of Midwest Surgical Services, Inc.

Cash Flows from Investing Activities

Net cash used for investing activities decreased by $35.8 million to $6.6 million for the nine months ended January 31, 2001 from $42.4 million for the nine months ended January 31, 2000. Cash used for investing during the nine months ended January 31, 2001 was used to acquire Southeast Medical, OR Providers, Valley Laser Eye Center, enter a long-term agreement with Minnesota Eye Consultants, and enter into partnership agreements and to acquire equipment partially offset by the net proceeds from the sale of short-term and common equity investments. Cash used for investing during the nine months ended January 31, 2000 was used to acquire short-term investments and acquire equipment partially offset by the sale of minority interests.

Cash Flows from Financing Activities

During the nine months ended January 31, 2001, $7.5 million cash was used in financing activities. During the nine months ended January 31, 2000, $46.4 million cash was provided by financing activities. Cash used in financing activities during the nine months ended January 31, 2001 was primarily used to purchase 1,157,443 shares of treasury stock, make principal payments under capitalized lease obligations and notes payable and to pay proceeds to minority shareholders. Cash provided by financing during the nine months ended January 31, 2000 was primarily provided by the underwritten public stock offering, the exercise of stock options and warrants and the return of restricted cash and was partially offset by principal payments under capitalized lease obligations and notes payable.

In October 2000 LaserVision finalized a three year, $20 million line of credit with LaSalle Bank as administrative agent. Interest rates vary with our choice of either the prime rate or LIBOR (London Interbank Borrowing Rate). The line of credit is collateralized by accounts receivable, short-term investments, certain lasers and the related inventory and requires LaserVision to maintain certain financial covenants concerning EBITDA (earnings before interest, taxes, depreciation and amortization), a fixed charge coverage ratio, a maximum funded debt to EBITDA ratio and minimum net worth. As of January 31, 2001, LaserVision has borrowed $2,000,000 against this line of credit and was in compliance with financial covenants.

In December 2000, Banc of America Leasing provided $0.6 million of equipment financing (part of a $5 million leasing line) for 48 months at 8%. The Company also received $3.6 million of equipment financing from other leasing and lending sources including one equipment supplier.

Income Taxes

During the fourth quarter of fiscal 1999 LaserVision began recognizing deferred tax assets related to net operating loss (NOL) carryforwards. Based on expected future operating plans, at January 31, 2001, management has determined that the net deferred tax assets generated by operations will more likely than not be utilized to offset future taxes. For tax purposes, the tax benefit related to certain equity transactions that did not impact operating results, such as those arising from the exercise of non-qualified stock options and warrants, will be credited to shareholders' equity and serve to reduce the future taxes paid by LaserVision. In the future, LaserVision anticipates income tax expense to be approximately 38% of income before taxes. With the impact of the equity related tax loss carryforwards, LaserVision expects its cash income tax expense to be about 6%.

Overview

LaserVision expects to continue to fund future operations from revenues received from providing laser access and market services, existing cash and cash equivalents and short-term investments, the possible exercise of stock options and warrants, the line of credit and future financing as required. LaserVision has established a $20 million bank line of credit for acquisitions and general corporate purposes and has established a $5 million leasing line with another bank for laser equipment purchases. LaserVision can also obtain financing from vendors. There can be no assurance that capital will be available when needed or, if available, that the terms for obtaining such funds will be favorable to LaserVision.

(B)     RESULTS OF OPERATIONS

        The following table breaks out revenue by source and includes certain operating results as a percentage of revenue.

                                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                                       JANUARY 31,                JANUARY 31,
                                                   2001          2000           2001          2000

REVENUE
        North American refractive              $20,787,000   $19,061,000    $56,174,000   $53,589,000
        Other refractive                           643,000       810,000      2,312,000     2,256,000
        Cataract                                 3,893,000     2,639,000     10,731,000     8,498,000
                                                 --------- -------------     ----------     ---------
TOTAL REVENUE                                   25,323,000    22,510,000     69,217,000    64,343,000
Gross profit                                     8,338,000     7,190,000     21,433,000    21,135,000
        % of total revenue                              33%           32%            31%           33%
Income (loss) from operations                   (1,203,000)      561,000        428,000     6,491,000
        % of total revenue                              NM             2%             1%           10%
Net income (loss) before taxes                  (1,086,000)    1,042,000      1,496,000     7,773,000
        % of total revenue                              NM             5%             2%           12%


The fiscal 2000 revenues and cost of revenues include an additional $150 per case for royalties paid to laser manufacturers. We continue to negotiate with multiple suppliers for discounts, incentives and favorable financing terms.

QUARTER ENDED JANUARY 31, 2000 COMPARED TO QUARTER ENDED JANUARY 31, 2001

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

Revenues

Total revenue increased by 12%, or $2.8 million, to $25.3 million for the three months ended January 31, 2001 from $22.5 million for the three months ended January 31, 2000. Total refractive procedures increased by 35% to 37,031 for the three months ended January 31, 2001 from 27,514 for the three months ended January 31, 2000. The increase in revenue is not as great as the increase in procedures primarily due to the 60% decrease in the royalty fees paid to laser manufacturers that has decreased the fee we charge to our surgeon customers. In addition, global pricing to the patient has declined due to competition and, accordingly, our fees to our surgeon customers, particularly for higher volume accounts, have also declined.

The increase in revenue is attributable to a $1.7 million increase in North American refractive revenue, a $1.3 million increase in cataract revenue and a $0.2 decrease in other refractive revenue. The increase in North American revenue was attributable to an increase both in the number of U.S. lasers in operation and the number of procedures performed by our eye surgeon customers in the U.S. partially offset by the decline in price due to the 60% decrease in the royalty fee paid to laser manufacturers and lower prices for high volume accounts. The increase in cataract revenue is due to the acquisition of Southeast Medical in June 2000, the acquisition of ORP in December 2000, the acquisition of Southern Ophthalmics in January 2001 and an increase in procedure volume.

Cost of Revenues/Gross Profit

Cost of revenues increased by 11%, or $1.7 million, to $17.0 million for the three months ended January 31, 2001 from $15.3 million for the three months ended Janaury 31, 2000. This was primarily due to an increase of $1.5 million in depreciation and amortization, an increase of $0.7 million in mobile laser engineer salaries, an increase of $0.8 million in maintenance, gases and medical supplies, an increase of $0.8 million in professional medical services, and an increase of $0.8 million of costs related to the cataract business offset by a $3.0 million decrease in royalty fees paid to laser manufacturers. The increases in salaries, professional medical services, maintenance, gases and medical supplies and depreciation and amortization are primarily due to increased lasers and refractive procedure volume.

Total gross profit increased by 16%, or $1.1 million, to $8.3 million for the three months ended January 31, 2001 from $7.2 million for the three months ended January 31, 2000. The variable gross profit, excluding depreciation, increased by 27%, or $2.6 million, to $12.3 million for the three months ended January 31, 2001 from $9.7 million for the three months ended January 31, 2000. As a percentage of total revenue, total gross profit increased to 33% from 32% for the three months ended January 31, 2001 and 2000, respectively.

Operating Expenses

Selling, general and administrative expenses increased by 127%, or $5.3 million, to $9.5 million for the three months ended January 31, 2001 from $4.2 million for the three months ended January 31, 2000. This was attributed to increases in selling and marketing expenses of $1.5 million, increases in salaries and related expenses of $1.9 million, increases in general and administrative expenses of $1.8 million and increases in depreciation of $0.1 million. The $1.5 million increase in selling and marketing expenses and a portion of the $1.9 million increase in salaries and related expenses is a result of our change in focus to partnerships and market development sites where we provide substantially all marketing services and employ refractive coordinators in the practice in exchange for a larger percentage of the global patient fee. Included in the $5.3 million increase in selling, general and administrative expenses is $1.95 million of expenses related to the FDA settlement including officer indemnification and the related legal expenses.

Income (Loss) from Operations

The income (loss) from operations decreased by $1.8 million to a loss from operations of $1.2 million for the three months ended January 31, 2001 from income from operations of $0.6 million for the three months ended January 31, 2000. This was primarily related to decreased North American refractive and cataract profitability.

Other Income (Expenses)

Lower interest income and higher minority interests in net income partially offset by lower interest expense caused a $364,000 decrease in other income (expense) to a net $117,000 of income during the three months ended January 31, 2001 from a net $481,000 of income during the three months ended January 31, 2000.

Taxes

Income tax benefit decreased from $495,000 for the three months ended January 31, 2000 to $33,000 for the three months ended January 31, 2001. Approximately half of the FDA settlement related costs will not be deductible for tax purposes. Given the utilization of NOL carryforwards generated by operations available to offset future taxes for financial reporting purposes, LaserVision anticipates income tax expense or benefit remaining at approximately 38% of income before taxes.

NINE MONTHS ENDED JANUARY 31, 2001 COMPARED TO NINE MONTHS ENDED JANUARY 31,
2000

Revenues

Total revenue increased by 8%, or $4.9 million, to $69.2 million for the nine months ended January 31, 2001 from $64.3 million for the nine months ended January 31, 2000. Total refractive procedures increased by 34% to 99,790 for the nine months ended January 31, 2001 from 74,330 for the nine months ended January 31, 2000.

The increase in revenue is attributable to a $2.6 million increase in North American refractive revenue, a $0.1 million increase in other refractive revenue and a $2.2 million increase in cataract revenue. The increase in revenue is not as great as the increase in procedures primarily due to the 60% decrease in the royalty fees paid to laser manufacturers that has decreased the fee we charge to our surgeon customers. In addition, global pricing to the patient has declined due to competition and, accordingly, our fees to our surgeon customers, particularly for higher volume accounts, have also declined. The increase in cataract revenue is due to the acquisition of Southeast Medical in June 2000, the acquisition of ORP in

December 2000, and an increase in procedure volume.

Cost of Revenues/Gross Profit

Cost of revenues increased by 11%, or $4.6 million, to $47.8 million for the nine months ended January 31, 2001 from $43.2 million for the nine months ended January 31, 2000. This was primarily due to an increase of $2.0 million in mobile laser engineer salaries and travel costs, an increase of $2.1 million in maintenance, gases and medical supplies, an increase of $2.1 million in professional medical services, an increase of $4.1 million in depreciation and amortization and an increase of $1.7 million of costs related to the cataract business offset by a $7.4 million decrease in royalty fees paid to laser manufacturers and a decrease of $0.4 million in expenses related to training courses. The increases in salaries and travel, professional medical services, maintenance, gases and medical supplies and depreciation and amortization are primarily due to increased lasers and refractive procedure volume.

Total gross profit increased by 1%, or $0.3 million to $21.4 million for the nine months ended January 31, 2001 from $21.1 million for the nine months ended January 31, 2000. The variable gross profit, excluding depreciation, increased by 17%, or $4.6 million, to $32.3 million for the nine months ended January 31, 2001 from $27.8 million for the nine months ended January 31, 2000. As a percentage of total revenue, total gross profit decreased to 31% from 33% for the nine months ended January 31, 2001 and 2000, respectively.

Operating Expenses

Selling, general and administrative expenses increased by 72%, or $8.8 million, to $21.0 million for the nine months ended January 31, 2001 from $12.2 million for the nine months ended January 31, 2000. The increase was attributed to increased salaries and related expenses of $2.9 million, increased selling and marketing expenses of $3.8 million, increased general and administrative expenses of $1.6 million and increased depreciation of $0.4 million. The $3.8 million increase in selling and marketing expenses and a portion of the $2.9 million increase in salaries and related expenses is a result of our change in focus to partnerships and market development sites where we provide substantially all marketing services and employ refractive coordinators in the practice in exchange for a larger percentage of the global patient fee. Included in the $8.8 million increase in selling, general and administrative expenses is $2.1 million of expenses related to the FDA settlement including officer indemnification and the related legal expenses.

Income from Operations

The income from operations decreased by $6.1 million to $0.4 million for the nine months ended January 31, 2001 from $6.5 million for the nine months ended January 31, 2000. This was primarily related to decreased North American Refractive profitability and the FDA settlement expenses.

Other Income (Expenses)

A one-time gain of $595,000 relative to the sale of an investment in common equity securities increased other income during the nine months ended January 31, 2001. Excluding this one-time event, higher minority interests in net income of subsidiaries and lower interest income caused a $809,000 decrease in other income to a net $473,000 of income during the nine months ended January 31, 2001 from a net $1.3 million of income during the nine months ended January 31, 2000.

Taxes

Income tax (expense) benefit changed from a tax benefit of $1,832,000 for the nine months ended January 31, 2000 to tax expense of $945,000 for the nine months ended January 31, 2001. Approximately half of the FDA settlement related costs will not be deductible for tax purposes. Given the utilization of NOL carryforwards generated by operations available to offset future taxes for financial reporting purposes, LaserVision anticipates income tax expense remaining at approximately 38% of income before taxes.

                            PART II-OTHER INFORMATION

Item 1. Legal Proceedings

        a. On January 12, 2001 Laser Vision Centers, Inc. reached a settlement with the Center for Devices and Radiological Health of the U.S. FDA of the administrative complaint filed in April 2000 which was previously reported by the Company. The complaint against the Company and four of its executives related to the prior use of so-called "international cards" software that enabled its excimer lasers to be used to perform laser eye surgeries for higher myopia cases (greater than -6.0 diopters) than what was initially approved by the FDA. The FDA ultimately approved the use of an excimer laser for higher myopia cases in January 1998.

                  Many ophthalmologists have taken the position that FDA restrictions on physicians' use of laser equipment through software control--rather than the traditional means of labeling--deny physicians the flexibility to treat individual patients as the physician deems medically necessary, and represent an unwarranted intrusion upon physicians' rights to practice medicine according to their best medical judgment.

                  Under the terms of the settlement agreement, the Company and the four executives will pay a total of $1.5 million to settle all claims in the Complaint. The FDA had sought payment of as much as $5 million. The settlement contained no finding of any wrongdoing on the part of the Company or any of its executives.

                  The Company was disappointed to have been "singled out" by the FDA on a matter that was clearly widespread and in use by nearly every laser operator and surgeon performing refractive surgery. The Company believes that in bringing the proceedings, FDA acted in a manner inconsistent with its stated guidelines which provide for the agency to issue warning letters to alert individuals that a practice may not be in accordance with FDA's standards. Given the lack of customary warnings, the fact that other laser operators engaged in the same practice were not the subject of FDA enforcement and other mitigating circumstances, the Company believes its defenses to the proceedings had substantial merit. Despite the perceived strength of its case, the Company determined that the time and expense of pursuing the initial administrative civil trial, and a possible appeal, could have been more than the cost of the settlement and would have been a significant distraction to management. In view of the very critical issues faced by the Company the board of directors concluded that it was in the best interests of the Company and its shareholders to resolve the matter by this settlement.

                  The software in question was used in late 1996, 1997 and early 1998. The Company has received no reports of injury to any patient whose surgery used the expanded software. The Company only provided the software at the request of the attending surgeons, who determined it was appropriate in consultation with their patients.

                  Shortly after seeking information from the Company, the FDA allowed laser manufacturers to issue software which allowed surgeons to override previous lock-outs for unapproved limits, thus eliminating the need for the practice in question. All of the indications in question have long since been approved and are in widespread use.

        b. Other than the above, there has been no material change in the status of any litigation from that reported in the Form 10-K for the year ended April 30, 2000, nor has any other material litigation been initiated.

Item 2. Changes in Securities
               None.

Item 3. Defaults upon Senior Securities
               None

Item 4. Submission of Matters to a Vote of Security Holders
               None


Item 5. Other Information
               None

Item 6. Reports on Form 8-K during the period covered by this report:
               On January 12, 2001, LaserVision filed a report on Form 8-K regarding the settlement with FDA described in Item 1. Legal Proceedings.

Exhibits - None

                                   Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASER VISION CENTERS, INC.


\s\John J. Klobnak                                           March 16, 2001
-------------------------------------                     --------------------
John J. Klobnak                                                   Date
Chairman of the Board and Chief Executive Officer



\s\B. Charles Bono, III                                      March 16, 2001
-------------------------------------                     ---------------------
B. Charles Bono                                                   Date
Chief Financial Officer and
Principal Accounting Officer