Form 10-K405
period 2001-04-30
LASER VISION CENTERS INC
filed 2001-07-27
CIK 861875

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                      ------------------------------------
                                   FORM 10-K

   [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
            EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED APRIL 30,
            2001

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this 10-K. [X]

     The aggregate market value of the voting stock of the Company held by non-affiliates as of July 12, 2001 was approximately $61,619,000.

            CLASSES OF COMMON EQUITY OUTSTANDING AS OF JULY 12, 2001

Common Stock, $.01 par value, net of treasury shares........  25,890,365
Non-Qualified Warrants......................................   3,758,518
Incentive Stock.............................................   1,790,712
Other Warrants..............................................   1,160,000
Incentive Stock Options.....................................     687,675
Non-Qualified Options.......................................     382,835

                      DOCUMENTS INCORPORATED BY REFERENCE

     None
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1

                            DESCRIPTION OF BUSINESS

     Laser Vision Centers, Inc. (LaserVision or the Company) provides access to excimer lasers, microkeratomes, other equipment, and value added support services to eye surgeons for the treatment of nearsightedness, farsightedness, astigmatism and cataracts. We believe we are the largest provider of access to such equipment and services in the U.S. Much of our equipment is mobile, and we routinely move it from location to location in response to customer demand. We also provide our equipment at fixed locations. Our flexible delivery system enlarges the pool of potential locations, eye surgeons and patients that we can serve, and allows us to effectively respond to changing market demands.

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

     -- obtain technical support provided by our laser engineers and microkeratome technicians

     -- use the equipment without responsibility of maintenance or repair

     -- cost effectively serve small to medium-sized markets and remote locations

     -- serve satellite locations even in large markets

     We provide a broad range of value-added services to the eye surgeons who use our equipment, including initial training of physicians and staff, technical support and equipment maintenance, marketing, clinical advisory service, patient financing, partnership opportunities, and practice satelliting. Eye surgeons who are developing their practices, or who perform limited numbers of procedures, find our support services particularly attractive. We continue to look for ways to expand our support services, so that we can offer value to those surgeons who perform enough procedures to otherwise justify the purchase of their own equipment.

     We provide mobile cataract equipment and services through our Midwest Surgical Services, Inc. (MSS), Southeast Medical, Inc. (Southeast Medical) and Southern Ophthalmics, Inc. (Southern Ophthalmics) subsidiaries. Our OR Providers, Inc. (OR Providers) subsidiary provides cataract equipment and services at fixed sites. The cataract division focuses on developing relationships between local hospitals, referring optometrists and eye surgeons in small to medium sized markets. In this way, we expand the demand for "close to home" cataract surgery which we make economically feasible through our shared-access approach and mobile systems.

     During the year ended April 30, 2001, LaserVision acquired certain intangible assets of BSM Consulting Group (BSM), a company that designs and develops ambulatory surgery centers (ASC's). We plan to utilize the expertise of BSM to acquire or open several ASC's during the next several years. We intend to capitalize on relationships developed with some of our surgeons who are already accessing our refractive and cataract services to become a more fully integrated ophthalmic services company.

     Our excimer laser and cataract businesses are operated relatively separately. We entered the cataract business with our purchase of MSS in December 1998. At the time of that purchase, approximately 80% of the eye surgeons using MSS services were not performing excimer laser surgery. We cross market both our excimer laser and cataract services to the eye surgeons we serve.

     During the two years ended April 30, 2001, there has been a decline in the average fee paid by patients for refractive laser procedures, as well as a decline in the royalty fees paid to laser manufacturers. Several tiers of pricing exist and a wide range of pricing can exist in a market. The following are some of the events that led to the changes in the market:

     In July 1999, a competing laser centers company announced that it was introducing a "low priced" model at their Baltimore, Maryland facility. This pricing change was in response to another laser company which lured a surgeon away from the first company.

     In December 1999, Visx, Inc., (Visx), a laser manufacturer, announced that it had experienced the first quarterly decline in procedure case volume. Around this same time, an administrative law judge of the International Trade Commission ruled against Visx in a suit versus Nidek, Inc. (Nidek), another laser manufacturer.

     In January 2000, a Canadian discounter announced that it was expanding into the U.S. This expanded speculation of further price erosion at the patient fee level. In April and June 2001, one Canadian discounter declared bankruptcy and both companies have ceased operations.

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

     Throughout these industry changes, we have made adjustments in our business strategy as described below, which position us in a better environment to capitalize on these changes.

     Our business is divided into three main business segments: North American refractive, other refractive, and cataract. Financial information about each of our business segments is contained in Note 16 to the accompanying consolidated financial statements.

MARKET TRENDS

THE REFRACTIVE MARKET

     An industry source estimates that over 160 million Americans currently require eyeglasses or contact lenses. Approximately 100 million Americans purchased eye wear in 1997. Consumers in the U.S. spent approximately $15.4 billion on eyeglasses, contact lenses and other corrective lenses in 1997 according to industry sources.

     For the last two years, numerous corporate laser access providers, including LaserVision, have had discussions about mergers, acquisitions and consolidation of a fragmented industry. During the next year, we expect some industry mergers and acquisitions may occur.

     During the year ended April 30, 2001 two major discount laser access providers declared bankruptcy and ceased operations.

     Industry sources estimate that in calendar 2000, approximately 1.4 million excimer laser correction procedures were performed, up almost 50% over calendar 1999 procedures of 950,000. Industry sources predict that about 1.9 million procedures will be performed in calendar 2001 and about 2.3 million procedures will be performed in calendar 2002.

     In November 1998, the Visx excimer laser was approved for the treatment of farsightedness. During the year ended April 30, 2000, the Bausch & Lomb Technolas, the Nidek, the Alcon/Summit, a subsidiary of Nestle S.A., Autonomous, and Laser Sight lasers were approved for the treatment of nearsightedness. During the year ended April 30, 2001, the Sunrise Technologies laser was approved for treatment of farsightedness. These recent approvals broaden the laser choices LaserVision makes available to our eye surgeon customers.

THE CATARACT MARKET

     In the U.S., cataract surgery currently is the most common therapeutic surgical procedure performed on Americans age 65 and older. Medicare pays $3.4 billion a year for 1.0 million of the 1.3 million patients having cataract surgery each year. There are currently 34 million Americans who are age 65 and older. This segment of the population is growing at an annual rate of 1.2%.

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

BUSINESS STRATEGY

     Our strategy is to provide eye surgeons cost-effective access to surgical equipment used for excimer laser and cataract procedures and value added support services.

     Our business strategy includes the following elements:

     -- Offering a Flexible Delivery System. Our focus on a delivery system of mobile and fixed locations is flexible. Our mobile system incorporates patented technology and provides us with advantages over many of our competitors. We are able to address growing markets and meet the needs of customers who do not initially and may never have the procedure volume to warrant the fixed investment of purchasing an excimer laser. In addition, our flexible delivery system allows us to provide our customers with options to address changes in demand. For eye surgeons with increased procedure volumes, we provide fixed site lasers. This allows surgeons to continue to take advantage of our support services while avoiding the risks associated with purchasing their own equipment, primarily changes in technology. We call this our basic access service.

     -- Affiliated Practices. Under our affiliated practices model LaserVision expands the surgeon support service offering to include the laser, microkeratome, staff to support the LASIK procedure, medical supplies, marketing support, patient financing, an in-practice refractive coordinator, patient steerage, capital investment and facilities management. Each affiliated practice can choose from the service offerings to meet the needs of their practice. In addition, some practices and physicians own a portion of the laser and laser center, thus sharing the risk with LaserVision in exchange for a share of the profits or losses generated. Because LaserVision provides more service under the affiliated practices model, the average sales price per procedure paid to LaserVision or the jointly owned practice is usually higher than that paid for our basic access service. In addition, the contractual commitment, ranging from two to ten years, between LaserVision and the affiliated practice is longer than that required for basic access service.

     -- Increasing Penetration in New and Existing Markets. We intend to increase our market penetration in existing markets and to expand into new markets. We primarily target eye surgeons in smaller or middle sized markets that would not otherwise be able to support the substantial investment required to purchase and maintain a laser. These underserved markets typically have less competition although recently competition for customers in smaller markets has increased. For any new market, our mobile lasers allow us to enter with lower initial procedure volume because we can spread our investment over multiple locations. It also allows us to enter a new market with less risk because we do not have to make a large fixed investment, and can easily discontinue service to a location if procedure volumes do not increase sufficiently. We provide access to our excimer lasers to eye surgeons or practice groups who intend to perform as few as five procedures. We seek to increase the number of eye surgeons and locations we serve. We continue to expand our geographic coverage by adding mobile and fixed excimer lasers. We anticipate adding three mobile lasers and seven fixed site lasers in fiscal year 2002. We also anticipate adding four mobile cataract systems.

     -- Maximizing the Use of Our Equipment. We attempt to maximize the use of each of our lasers and cataract equipment. For our mobile systems, we try to reduce the size of the geographic region served by each mobile system and to increase the number of eye surgeons and locations served within a region. We also strive to optimize the routing schedules of our equipment. For eye surgeons at both mobile and fixed sites our support services help identify ways to increase case volume. In addition, all of our certified engineers are trained by the laser manufacturer and LaserVision to service, repair and maintain the laser, which helps us reduce the set-up time and down time of our equipment.

     -- Providing Value-Added Services to Eye Surgeons. Our value-added support services help surgeons to adopt excimer laser surgical procedures and enhance their practices and procedure growth. These services include training, technical support and equipment, maintenance, marketing, clinical advisory service, patient financing and clinical practice satelliting.

     -- Expanding Our Products and Services. Our eye surgeon customers need many types of equipment and services to perform various surgeries. We intend to explore expansion of our equipment and services to help us provide additional value to our current customers as well as attract new ones. We seek to internally develop or acquire these products and services. Our acquisition of MSS and Refractive Surgical Resources, Inc.
        (RSR) in 1998 are two examples. The RSR acquisition allows us to provide equipment complementary to our existing laser surgery business. The MSS acquisition has allowed us to expand into the cataract market which we did not previously serve. During fiscal 2001, we completed three acquisitions to complement and expand cataract services.

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

ROLL-ON/ROLL-OFF LASER SYSTEM

     The Roll-On/Roll-Off laser system consists of an excimer laser mounted on a motorized air suspension platform. This system allows an excimer laser to be moved upon reaching its destination. We transport the Roll-On/Roll-Off laser system between locations in a specially modified truck. We have patented certain aspects of this transport system. Due to the design of the Roll-On/Roll-Off system, our lasers usually require only minor adjustments and minimal set-up time at each destination. Eye surgeons use our Roll-On/Roll-Off system in their offices and at hospitals and ambulatory surgical centers. As of April 30, 2001, we had 43 Roll-On/Roll-Off systems in operation, all but two of which were located in the U.S.

MOBILEXCIMER

     The MobilExcimer is a self-contained mobile suite with all the equipment necessary to perform laser procedures. We have patented certain aspects of this system. This system is most appropriate for serving eye surgeons, hospitals and ambulatory surgical centers that cannot accommodate a Roll-On/Roll-Off system. We have two MobilExcimer systems in operation in the U.S. Due to the higher cost of operation of the MobilExcimer we may discontinue use of this system.

FIXED SITE LASERS

     Our fixed site lasers are dedicated to single locations where eye surgeons are expected to perform at least 75 procedures per month. As of April 30, 2001 we had 61 U.S. sites and one European site. We independently own three of these fixed sites, our partnerships with ophthalmic practices own eight of these sites and the remainder are owned by third parties. Some fixed sites exclusively serve single practice groups and others are located in ambulatory surgery centers where they can be used by any qualified eye surgeon. We anticipate that fixed site lasers in the U.S. will make up an increasing percentage of our overall business.

MICROKERATOMES

     Since the acquisition of RSR in September 1998, we have provided increased microkeratome access for excimer laser procedures. We now own 153 microkeratomes which allows us to offer microkeratome access to both our excimer laser customers and a few non-excimer laser customers. Microkeratomes are used in approximately 99% of the procedures performed with our excimer lasers. In April 2001 we provided microkeratomes for 63% of the procedures performed with our excimer lasers; in the other instances the surgeon usually used his or her own microkeratome.

TYPES OF PROCEDURES

     Approximately 99% of the procedures performed on our excimer lasers in the U.S. for the year ended April 30, 2001 were LASIK surgeries. During the same period, approximately 1% of those procedures were PRK surgeries. A small number constituting less than 1% of procedures on our lasers, were phototherapeutic keratectomy procedures, which is a non-refractive procedure used to treat certain disorders such as corneal scars, and in some cases, is an alternative to a corneal transplant.

CATARACT BUSINESS

     We believe that our MSS subsidiary (including our three cataract acquisitions in fiscal 2001) is the world's largest provider of mobile equipment and services necessary to convert a certified surgical center into a cataract surgical suite. One of our certified surgical technicians transports this equipment from one surgery location to the next and prepares the equipment at each stop so that the operating room is ready for cataract surgery. Through this mobile approach, local optometrists are able to refer their patients, the majority of which are elderly, to eye surgeons who offer the convenience of "close to home" sophisticated cataract surgical services. As of April 30, 2001 we operated 35 mobile cataract systems.

VALUE-ADDED SUPPORT SERVICES

     We offer eye surgeons value-added support services that distinguish us from our competitors, enhance our ability to compete for business and enable us to grow with our customers by offering them various service and support arrangements. The following value-added services help our eye surgeon customers to expand their practices thereby increasing the use of our equipment and services:

     -- Technical Support and Equipment Maintenance. As of April 30, 2001 we employed 60 certified laser engineers, 35 microkeratome technicians and 33 cataract equipment technicians. Our laser engineers perform most of our laser maintenance. Having our own certified laser engineers helps ensure rapid response to most repair or maintenance needs for our excimer lasers.

     -- Staff Training and Development. Through both field and corporate based practice development support, LaserVision provides our eye surgeon customers with a comprehensive menu of options to enhance patient education, staff knowledge, and patient recruitment. Start up services include our centralized "Right Start" seminars and kits, refractive coordinator training programs and access to our patient financing program. These centralized training programs and field based support provide eye surgeon staff an opportunity to learn best practices with respect to patient conversion, patient flow, and marketing programs. Extended services, such as corporate programs, database management, and networking techniques, enable our eye surgeon customers to experience continued growth in their practice.

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

SALES AND MARKETING

REFRACTIVE SURGERY

     Our refractive surgery sales force consists of seven regional managers, three account executives, and five practice development consultants. Our regional managers and account executives develop sales leads which come from sources such as customer contact through trade shows and professional organizations. After identifying a prospective eye surgeon customer, the regional manager guides the eye surgeon through the contract process. Once an eye surgeon is prepared to initiate surgeries using our services and equipment, our operations department and regional sales manager assumes primary responsibility for the ongoing relationship.

CATARACT SURGERY

     Our MSS sales staff focuses on identifying small to medium sized markets which usually do not have convenient access to the services of a cataract eye surgeon. After identifying such a market, our sales staff will contact the local hospital and local optometrists to develop interest in "close to home" cataract surgery services. When there is sufficient interest, our sales staff brings the hospital and optometrists in contact with an eye surgeon who is willing to provide services to that local market. By bringing these various parties into contact, we increase demand for our mobile cataract services and increase convenience for cataract patients.

PROVISION OF CREDIT

     Our eye surgeon customers are responsible for collecting payment from their patients. We collect our procedure fees directly from each eye surgeon. Procedure fee invoices are generated weekly or monthly depending on the billing terms established by contract between LaserVision and the eye surgeon. We require each eye surgeon customer to pay all procedure fees within 15 days of receipt of our invoice. Our collection experience with eye surgeons has been good. We have reserved for anticipated uncollectable amounts.

     We also offer a financing program for patients as a value-added service to our eye surgeon customers. This program enables patients to finance the procedure fee through a third-party consumer finance company. Under the program utilized until April 2000, LaserVision guaranteed the repayment of credit extended pursuant to this program in exchange for a fee paid by the eye surgeon. Total fees received by LaserVision for providing the guarantee have historically not been significant and were less than $250,000 in the fiscal years ended April 30, 2000 and 1999. As of April 30, 2001, the loan portfolio balance for the financing program was $1,074,000. Bad debts have constituted less than 5% of the total amounts financed and management provides an allowance for anticipated uncollectable amounts.

SUPPLIERS

     As of April 30, 2001, we had 106 excimer lasers worldwide. The majority of these lasers were manufactured by Visx. Non-Visx lasers are those manufactured by the various other approved manufacturers. The current retail cost of lasers ranges from $300,000 to $500,000 but discounts are available. The purchase price generally includes a one-year warranty on all parts except the optics (mirror and glass components), which carry a 30-day warranty. Until February 22, 2000 we were required to pay a royalty fee of $250 to Visx for each procedure performed on its systems. Effective February 22, 2000 the royalty fee was reduced to $100 for each procedure performed on its systems. We pay comparable per procedure royalty fees on most of the other non-Visx systems.

     The retail cost of a Bausch & Lomb microkeratome is approximately $55,000. We currently purchase over 90% of our microkeratomes and microkeratome blades from Bausch & Lomb.

     In July 2001, Visx and Alcon/Summit reported settling class action anti-trust cases for $37.8 million and $25.0 million, respectively. We expect that a portion of this settlement will be paid to LaserVision. The amount to be received has not yet been determined, but is estimated to be less than $5.0 million. This benefit will be recorded in the financial statements when the amount and date of receipt are both determinable. We do not expect to receive this benefit before the last half of fiscal 2002.

COMPETITION

REFRACTIVE SURGERY

     The market for providing access to excimer lasers is highly competitive. We compete with laser centers operated by eye surgeons who have purchased their own laser. We also compete with several other companies in providing access to excimer lasers in the U.S. Other companies are currently in the process of gaining U.S. Food and Drug Administration (FDA) approval for their lasers, and these companies may elect to enter the laser center business. Other non-manufacturing companies which operated laser centers in the U.S. during the year ended April 30, 2001 are American Medical Vision Technologies, LLC, Aris Vision Institute, Clear Vision Laser Centers, Inc., Icon Vision (ceased operations in June 2000), LCA Vision, Inc., Lasik Vision (ceased operations in April 2000 ), NovaMed Eyecare Management, LLC, Prime Medical Services, Inc., and TLC The Laser Center, Inc. Several of these companies may pursue a mobile laser strategy. We will monitor any such efforts closely and will enforce the exclusivity of our patents and other intellectual property.

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

CATARACT SURGERY

     Our MSS subsidiary (including our three cataract acquisitions in fiscal
2001) competes with several other companies that provide mobile cataract services including Vantage Technology, Inc. and American Eye Instruments, Inc. MSS also competes with local hospitals and surgery centers which offer cataract surgery. In June 2000, we acquired Southeast Medical, a mobile cataract service provider in Louisiana and Mississippi. In December 2000, we acquired OR Providers, a fixed site cataract service provider in the middle eastern U.S. In January 2001, we acquired Southern Ophthalmics, a mobile cataract service provider in South Carolina and Georgia.

PATENTS AND TRADEMARKS

     LASERVISION(R), LASERVISION CENTERS AND DESIGN(R), LASERVISION CENTERS(R), LASERVISION CENTER(R), LVC(R), LVCI(R), and MOBILEXCIMER(R) are registered U.S. servicemarks of LaserVision. In addition, we own servicemark registrations in a number of foreign countries. We have also secured patents for the MobilExcimer mounting system, and for certain aspects of our Roll-On/Roll-Off system. We believe our intellectual property, including servicemarks, patents and other proprietary technology give us a competitive advantage in the marketplace and are important to our success. We are currently in the discovery phase of litigation against one firm who we believe is violating our tradename. See Legal Proceedings below.

GOVERNMENT REGULATION

     Excimer lasers used in the U.S. are regulated by the FDA and cannot be sold in the U.S. until the FDA grants approval for the device. In the U.S., VISX, Bausch & Lomb, Alcon Summit/Autonomous, LaserSight, and Nidek are the only excimer laser manufacturers with FDA approval to market their lasers and Sunrise Technologies has a non-excimer laser approved for farsightedness. In addition, we have obtained, as a manufacturer, FDA approval of the MobilExcimer. Excimer laser manufacturers that obtain FDA approval for use of their excimer lasers are subject to continuing regulation by the FDA, including periodic inspections to determine compliance with regulations. Although the FDA has not sought to regulate surgeons' use of approved and unmodified excimer lasers, it enforces numerous regulations including regulations prohibiting the sale and promotion of lasers for non-indicated uses.

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

     Once FDA approval is obtained, however, medical device manufacturers are subject to continuing FDA obligations. For example, the FDA requires that medical devices be manufactured in accordance with its Quality System Regulations. In essence, this means that medical devices must be manufactured and records must be maintained in a prescribed manner with respect to production, testing and control activities. In addition, the FDA sometimes imposes restrictions and requirements regarding the labeling and promotion of medical devices, with which users (such as LaserVision) as well as manufacturers must comply. Non-compliance with FDA requirements could subject manufacturers and LaserVision to enforcement action, including:

     -- product seizures

     -- recalls

     -- withdrawal of approvals

     -- civil and criminal penalties

Any such enforcement action could have a material adverse effect on our business, financial condition, liquidity and results of operations.

     To authorize new uses of medical devices, manufacturers are required to obtain a supplemental FDA authorization. Obtaining these authorizations is time consuming and expensive, and we cannot be sure that manufacturers of the devices we use will be able to obtain any such additional FDA authorizations. Further, later discovery of problems with the medical devices we use or the manufacture or failure to comply with manufacturing or labeling requirements may result in restrictions on use of the devices or enforcement action against the manufacturers, including withdrawal of devices from the market. Changes in legislation or regulation could affect whether and how we can use the devices. These and other regulatory actions could limit the supply of devices we use or our ability to use them, which could have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

     Some states have enacted statutes similar to the federal anti-kickback statute which are applicable to all referrals of patients. Although we have endeavored to structure our contractual relationships in compliance with these laws, authorities could determine that our business practices are in violation of such laws. This could have a material adverse effect on our business, financial condition, liquidity and results of operations.

FEE-SPLITTING

     Many states prohibit professionals (including eye surgeons and optometrists) from paying a portion of a professional fee to another individual unless that individual is an employee or partner in the same professional practice. Violation of a state's fee-splitting prohibition may result in civil or criminal fines, as well as loss of licensing privileges. Many states offer no clear guidance on what relationships constitute fee-splitting, particularly in the context of providing management services for doctors. Although we have endeavored to structure our contractual relationships in material compliance with these laws, state authorities could find that fee-splitting prohibitions apply to our business practices. This could have a material adverse effect on our business, financial condition, liquidity and results of operations.

CORPORATE PRACTICE OF MEDICINE AND OPTOMETRY

     The laws of many states prohibit business corporations, such as LaserVision, from practicing medicine and employing or engaging physicians to practice medicine. Some states prohibit business corporations from practicing optometry or employing or engaging optometrists to practice optometry. Such laws preclude companies that are not owned entirely by eye care professionals from:

     -- employing eye care professionals

     -- controlling clinical decision making

     -- engaging in other activities that are deemed to constitute the practice of optometry or ophthalmology

     This prohibition is generally referred to as the prohibition against the corporate practice of medicine or optometry. Violation of this prohibition may result in civil or criminal fines, as well as sanctions imposed against the professional through licensing proceedings. Although we have endeavored to structure our contractual relationships in compliance with these laws, if any aspect of our operations were found to violate state corporate practice of medicine or optometry prohibitions, this could have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

     -- denial of payment for the health services performed

     -- civil fines of up to $15,000 for each service provided pursuant to a prohibited referral

     -- a fine of up to $100,000 for participation in a circumvention scheme

     -- possible exclusion from Medicare and Medicaid programs

     At this time it is unclear how eye doctors are affected under the law. While we believe that our present business practices will not be affected, there can be no assurance that we fully comply with the Stark Law or similar state laws. This could have a material adverse effect on our business, financial condition, liquidity and results of operations.

OTHER ANTI-FRAUD PROVISIONS

     Certain federal and state laws impose penalties on health care providers and those who provide services to such providers (including businesses such as LaserVision) that fraudulently or wrongfully bill government or other third-party payors for health care services. Such penalties include substantial civil and criminal fines and imprisonment. In addition, the federal law prohibiting false Medicare/Medicaid billings allows a private person to bring a civil action in the name of the U.S. government for violations of its provisions. Such private individuals can obtain a portion of the false claims recovery if the action is successful. We believe that we operate in material compliance with these laws. We do not know whether any of our activities will be challenged or reviewed by governmental authorities or private parties asserting false claims. Any such actions could have a material adverse effect on our business, financial condition, liquidity and results of operations.

FACILITY LICENSURE AND CERTIFICATE OF NEED

     State Departments of Health may require us to obtain licenses in the various states in which we initiate or acquire business operations. We believe that we have obtained the necessary licensure in states where licensure is required and that we are not required to obtain licenses in other states. However, some of the regulations governing the need for licensure are unclear and there is little guidance available regarding certain interpretative issues. Therefore, it is possible that a state regulatory authority could determine that we are improperly conducting business operations without a license. This could subject us to significant fines or penalties, result in our being required to cease operations in that state and could otherwise have a material adverse effect on our business, financial condition, liquidity and results of operations. We have no reason to believe that we will be unable to obtain necessary licenses without unreasonable expense or delay, but there can be no assurance that we will be able to obtain any required license.

     Some states require permission by the State Department of Health in the form of a Certificate of Need (CON) prior to the construction or modification of an ambulatory care facility or the purchase of certain medical equipment in excess of a certain amount. We believe that we have obtained the necessary CONs in states where a CON is required. However, some of the regulations governing the need for CONs are unclear and there is little guidance to cover certain interpretive issues. Therefore, it is possible that a state regulatory authority could determine that we are improperly conducting business operations without a CON. This could have a material adverse effect on our business, financial condition, liquidity and results of operations. There can be no assurance that we will be able to acquire a CON in all states where it is required.

HEALTH CARE REFORM

     Health care reform is considered by many in the U.S. to be a national priority. Several states are also currently considering health care proposals. We cannot predict what additional action, if any, the federal government or any state may ultimately take with respect to health care reform or when any such action will be taken. Health care reform may bring radical changes in the financing and regulation of the health care industry, which could have a material adverse effect on our business, financial condition, liquidity and results of operations.

EMPLOYEES

     As of April 30, 2001, we had 372 employees of which 97% were in the U.S. None of our employees are subject to a collective bargaining arrangement. We consider our relations with our employees to be good. As we expand, we expect to hire additional employees in technical, marketing, administrative and management positions.

ITEM 2

                            DESCRIPTION OF PROPERTY

     We lease 20,500 square feet of space in St. Louis County, Missouri for our corporate headquarters. The lease will expire in 2006. We lease 2,700 square feet of space in St. Louis County, Missouri for our St. Louis LaserVision Center that expires in October 2001. We lease space in Fargo, North Dakota for a laser center under a lease that expires in May 2004.

     We lease space for laser centers in San Jose, California; Boston, Massachusetts; Worcester, Massachusetts; Wichita, Kansas; Albuquerque, New Mexico; Long Island, New York; and Colton, California through partnerships.

     MSS occupies 7,000 square feet of office/warehouse space in Bloomington, Minnesota under a lease expiring in January 2002. OR Providers leases office space in Twinsburg, Ohio under a lease expiring February 2003.

     LaserVision Europe Limited, our wholly-owned European subsidiary, leases 3,000 square feet of space on Harley Street in London, England, which houses the Harley Street LaserVision Centre. This lease expires in October 2005.

     All other lasers operated by LaserVision are used in centers owned or leased by other parties. We do not have any material lease obligations associated with such centers.

ITEM 3

LEGAL PROCEEDINGS

     A lawsuit entitled Laser Vision Centers, Inc. v. The Laser Vision Institute, LLC, filed in the U.S. District Court for the Eastern District of Missouri. The Company filed this lawsuit against The Laser Vision Institute, LLC for infringement of its registered service marks and related claims. The Laser Vision Institute has filed a counterclaim for cancellation of the Company's registered marks as well as filing a similar cancellation proceeding in the U.S. Trademark Trial and Appeals Board. This action is currently in the discovery stage and the outcome is not possible to predict, however, the Company has vigorously pursued infringers of its registered marks and has successfully prosecuted more than 80 infringements.

     A lawsuit entitled Laser Vision Centers, Inc. v. Center for Sight d/b/a Teplick Laser Vision, filed in the U.S. District Court for the Eastern District of Missouri. This is a lawsuit for Breach of Contract and Trademark Infringement against a former customer of the Company. It seeks payment of fees for services in the amount of $445,000 and to stop the Defendant from infringing the Company's registered service marks. Although this lawsuit has only recently been filed and the Defendant has not filed any responsive pleadings, the Company expects that it will ultimately prevail in this matter.

     A lawsuit entitled Laser Vision Centers, Inc. v. Hart Eye Center, Inc. filed in the U.S. District Court for the Eastern District of Missouri. This is a lawsuit for Breach of Contract against a former customer of the Company. It seeks payment of fees for services in the amount of $236,000. Although this lawsuit has only recently been filed and the Defendant has not filed responsive pleadings, the Company expects that it will ultimately prevail in this matter.

     A lawsuit by Gianantonio DeFerrari, Stefania Brenna, Simone Mencaglia and Patrick Rooney, as directors of Icon Laser Eye Centers, SpA (SpA) against the Company, filed in the Court of Appeals of Milan, Italy. This suit involves essentially identical facts and circumstances to a lawsuit filed by the Company in the Circuit Court of St. Louis County Missouri in 1993 involving certain disputes between the two companies and had previously been reported by the Company. A Judgment by Default was entered against SpA, which was ultimately upheld by the Missouri Supreme Court. The Company considers that the current suit by SpA to be totally without merit and is vigorously defending this lawsuit. The Company expects that it will ultimately prevail.

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

     There were approximately 469 holders of record of LaserVision's common stock on July 6, 2001. This figure does not consider the individual holders of securities that are held in the "street name" of a securities dealer. Based upon information received from securities dealers, the total number of individual holders of LaserVision's common stock exceeds 20,000.

     There have been no dividends declared on the common stock during the two most recent fiscal years. LaserVision does not expect to declare dividends in the foreseeable future.

                TABLE OF HIGH/LOW SALES PRICES FOR EACH QUARTER

                                                              COMMON
                                                         ----------------
                                                          HIGH      LOW
                    QUARTER ENDED                         LVCI      LVCI
                    -------------                        ------    ------
July 1999............................................    $37.81    $21.00
October 1999.........................................     33.75      8.50
January 2000.........................................     16.75      7.81
April 2000...........................................     12.00      3.88
July 2000............................................      7.81      4.00
October 2000.........................................      6.88      3.75
January 2001.........................................      4.13      1.13
April 2001...........................................      5.19      2.22

ITEM 6

                            SELECTED FINANCIAL DATA

     The consolidated statement of operations data set forth below for the years ended April 30, 2001, 2000, and 1999 and the consolidated balance sheet data at April 30, 2001 and 2000 are derived from the respective audited consolidated financial statements of LaserVision which are included elsewhere herein. The statement of operations data set forth below with respect to the years ended April 30, 1998 and 1997 and the balance sheet data at April 30, 1999, 1998 and 1997 are derived from the audited financial statements of LaserVision which are not included in this Form 10-K.

     The data set forth below should be read in conjunction with the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                YEAR ENDED APRIL 30,
                                                  ------------------------------------------------
                                                   2001      2000      1999      1998       1997
                                                  -------   -------   -------   -------   --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues........................................  $96,073   $88,055   $52,359   $23,469   $  8,238
Gross profit....................................   30,584    28,555    17,691     6,719        648
Selling, general and administrative.............   29,098    17,702    11,809     9,592      9,719
Vendor program change expense...................       --     2,043        --        --         --
Fixed asset impairment provision................       --        --        --        --      2,772
Income (loss) from operations...................    1,486     8,810     5,882    (2,873)   (11,843)
Net income (loss) before taxes..................    2,635    10,464     5,051    (3,496)   (12,069)
Income tax (expense) benefit....................   (1,387)    3,394     1,489        --         --
Net income (loss)...............................    1,248    13,858     6,540    (3,496)   (12,069)
Deemed preferred dividends......................     (161)     (209)     (171)   (1,930)      (126)
Net income (loss) applicable to common
  stockholders..................................  $ 1,087   $13,649   $ 6,369   $(5,426)  $(12,195)
Net income (loss) per share -- basic............  $   .04   $   .55   $   .31   $  (.30)  $   (.72)
Net income (loss) per share -- diluted..........  $   .04   $   .49   $   .27   $  (.30)  $   (.72)
Weighted average number of common shares
  outstanding -- basic..........................   24,264    24,884    20,290    18,356     16,842
Weighted average number of common shares
  outstanding -- diluted........................   24,326    28,460    23,930    18,356     16,842

                                                                     APRIL 30,
                                                 -------------------------------------------------
                                                   2001       2000      1999      1998      1997
                                                 --------   --------   -------   -------   -------
BALANCE SHEET DATA:
Cash and cash equivalents......................  $ 15,726   $ 17,702   $ 8,173   $ 8,430   $ 3,794
Short-term investments.........................     9,037     31,440
Working capital................................    25,896     44,141     7,105     5,554     1,654
Total assets...................................   122,073    123,267    53,189    30,829    22,870
Total debt, excluding current portion..........    10,363      5,878     7,784     6,585     6,133
Convertible preferred stock with mandatory
  redemption provision.........................        --      2,295     2,086     1,915        --
Stockholders' equity...........................  $ 92,954   $ 89,619   $26,661   $13,578   $10,276

     There were no cash dividends during this five year period.

FIXED ASSET IMPAIRMENT PROVISION

     In connection with LaserVision's continuing evaluation of the recoverability of its assets, an asset impairment charge of $2,772,000 was recorded for the year ended April 30, 1997. This impairment charge related to domestic and international lasers, as well as goodwill.

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following tables present selected items from our quarterly financial results (in thousands except per share data).

FISCAL 2001 QUARTERLY                              JULY 2000   OCTOBER 2000   JANUARY 2001   APRIL 2001
---------------------                              ---------   ------------   ------------   ----------
Revenues........................................    $22,237      $21,657        $25,323       $26,856
Gross profit....................................      7,038        6,057          8,338         9,151
Net income (loss)...............................      1,155          449         (1,053)          697
Deemed preferred dividends......................         54           55             50             2
Basic income (loss) per share...................    $   .05      $   .02        $  (.05)      $   .03
Diluted income (loss) per share.................    $   .04      $   .02        $  (.05)      $   .03
Weighted average number of common shares
  outstanding -- basic..........................     23,918       23,866         23,484        25,476
Weighted average number of common shares
  outstanding -- diluted........................     24,521       24,133         23,484        25,808

FISCAL 2000 QUARTERLY                              JULY 1999   OCTOBER 1999   JANUARY 2000   APRIL 2000
---------------------                              ---------   ------------   ------------   ----------
Revenues........................................    $20,999      $20,835        $22,510       $23,711
Vendor program change expense (benefit).........                                  2,433          (390)
Gross profit....................................      7,203        6,742          7,190         7,420
Net income......................................      4,133        3,935          1,537         4,253
Deemed preferred dividends......................         50           52             52            55
Basic income per share..........................    $   .17      $   .15        $   .06       $   .17
Diluted income per share........................    $   .14      $   .14        $   .05       $   .16
Weighted average number of common shares
  outstanding -- basic..........................     24,177       25,118         25,239        25,007
Weighted average number of common shares
  outstanding -- diluted........................     28,578       28,859         28,297        27,249

VENDOR PROGRAM CHANGE EXPENSE

     On February 22, 2000, Visx, the manufacturer of most of the lasers owned by LaserVision, announced a new program for its customers, including LaserVision, that included a change in the royalty fee charged by Visx from $250 per procedure to $100 per procedure. Along with this pricing change Visx announced that it would no longer provide procedure cards for enhancements at no charge, nor would they provide credits for procedure cards used for past enhancements or ambassadors. (An enhancement is a procedure subsequent to the initial treatment that is performed to improve the surgical result. An ambassador is a patient who is treated at no charge and is frequently a celebrity or a member of the surgeon's practice.) In addition, Visx would not exchange the inventory of procedure cards held by LaserVision at a cost of $250 per procedure card for procedure cards at the reduced cost of $100. Accordingly, LaserVision recorded a charge of approximately $2.4 million in the quarter ended January 31, 2000 for actual and estimated expenses related to enhancements and ambassadors, and reductions in inventory value, which would not be reimbursed by Visx and which LaserVision did not expect to collect from its customers without legal assistance. In the quarter ended April 30, 2000, LaserVision reversed $0.4 million of the vendor program change expense based upon actual and estimated expenses related to the enhancements, ambassadors, and reductions in inventory value.

ITEM 7

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for historical information, statements relating to LaserVision's plan, objectives and future performance are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations. Because of various risks and uncertainties discussed below and in other sections of this Form 10-K, actual strategies and results in future periods may differ materially from those currently expected.

     The discussion set forth below analyzes certain factors and trends related to the financial results for each of the three years ended April 30, 2001, 2000 and 1999. This discussion should be read in conjunction with the accompanying consolidated financial statements and notes to the consolidated financial statements.

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

                                                                 FISCAL YEAR ENDED APRIL 30,
                                                                -----------------------------
                                                                 2001       2000       1999
                                                                -------    -------    -------
                                                                       (IN THOUSANDS)
Revenue
  North American refractive.................................    $77,763    $73,456    $46,568
  Other refractive..........................................      3,012      3,065      1,976
  Cataract..................................................     15,298     11,534      3,815
Total Revenue...............................................     96,073     88,055     52,359
  Royalty fees and professional medical services............     22,834     29,349     17,677
Revenue less royalty fees and professional medical services,
  "net revenue contribution"................................     73,239     58,706     34,682
Gross profit................................................     30,584     28,555     17,691
  % of total revenue........................................        32%        32%        34%
Income from operations......................................      1,486      8,810      5,882
  % of total revenue........................................         2%        10%        11%
Net income before taxes.....................................    $ 2,635    $10,464    $ 5,051
  % of total revenue........................................         3%        12%        10%

     On February 22, 2000, Visx, the manufacturer of most of the lasers owned by LaserVision, announced a new program for its customers, including LaserVision, that included a change in the royalty fee charged by Visx from $250 per procedure to $100 per procedure. Most other laser manufacturers, except for Nidek, have similar royalties. Along with this pricing change Visx announced that it would no longer provide procedure cards for enhancements at no charge, nor would they provide credits for procedure cards used for past enhancements or ambassadors. (An enhancement is a procedure subsequent to the initial treatment that is performed to improve the surgical result. An ambassador is a patient who is treated at no charge and is frequently a celebrity or a member of a surgeon's practice.) In addition, Visx would not exchange the inventory of procedure cards held by LaserVision at a cost of $250 per procedure card for procedure cards at the reduced cost of $100. Accordingly, LaserVision recorded a one-time charge of approximately $2.0 million in the year ended April 30, 2000 for actual and estimated expenses related to enhancements and ambassadors and reductions in inventory value, which would not be reimbursed by Visx and which LaserVision did not expect to collect from its customers without legal assistance.

     Approximately 80% of this $2.0 million expense was related to enhancement and ambassador procedures which were performed before Visx reduced its royalty. Visx has refused to credit LaserVision for the prepaid royalty and card costs associated with these procedures. Documentation for enhancements was accumulated each month in order for credits to be processed more efficiently in bulk rather than individually as enhancements were performed. Because of the logistics involved with collecting the documentation required by Visx for each enhancement from more than 650 surgeons performing procedures on more than 70 lasers at more than 275 locations, there could be a lag time of approximately five months between the time an enhancement procedure was performed and the time credit was received from Visx. The balance of this expense relates to several inventory issues associated with procedure cards and spare parts.

     On January 12, 2001 LaserVision reached a settlement with the Center for Devices and Radiological Health of the U.S. FDA of the administrative complaint filed in April 2000 which was previously reported by the Company. The complaint against the Company and four of its executives related to the prior use of so-called "international cards" software that enabled its excimer lasers to be used to perform laser eye surgeries for higher myopia cases (greater than -- 6.0 diopters) than what was initially approved by the FDA. Under the terms of the settlement agreement, the Company and the four executives paid a total of $1.5 million to settle all claims in the complaint. The FDA had sought payment of as much as $5 million. The settlement contained no finding of any wrongdoing on the part of the Company or any of its executives. Approximately $2.1 million related to the FDA settlement, including officer indemnification and the related legal expenses, is included in selling, general and administrative expenses for the year ended April 30, 2001. There were no such costs in the prior fiscal year.

     Vendor relationships -- LaserVision continually negotiates pricing and terms with many of our major vendors. Volume discounts, preferred pricing, and favorable payment terms, when obtained generally favorably impact profitability. When lasers are upgraded with newer technology, this extends their useful lives.

     The acquisition of RSR on September 1, 1998 has enabled us to provide microkeratome access and the acquisition of MSS on December 4, 1998 has allowed us to provide mobile cataract services. The acquisitions of Southeast Medical, OR Providers, and Southern Ophthalmics during the year ended April 30, 2001, allowed us to expand or cataract services.

     RSR revenues for September 1998 through April 2001 are included in North American refractive revenues. MSS revenues for December 1998 through April 2001 are shown as cataract revenues. Southeast Medical revenues for June 2000 through April 2001 are shown as cataract revenues. OR Providers revenues for December 2000 through April 2001 are shown as cataract revenues. Southern Ophthalmics revenues for January 2001 through April 2001 are shown as cataract revenues.

FISCAL YEAR ENDED APRIL 30, 2001 COMPARED TO FISCAL YEAR ENDED APRIL 30, 2000

     LaserVision has continued to provide excimer laser access to additional sites throughout the U.S. We are focused on establishing long-term relationships with our customers and providing value-added services through our affiliated practices model.

     Revenue. Total revenue increased by 9% or $8.0 million to $96.1 million for the year ended April 30, 2001 from $88.1 million for the year ended April 30, 2000. Total laser procedures increased by 29% to 135,141 for the year ended April 30, 2001 from 104,674 for the year ended April 30, 2000. The lower revenue per case was due to the decrease in the royalty fee charged to surgeons (from $250 to $100 per procedure) and increased competition in many markets resulting in a wide range of pricing. We expect the wide range of pricing to continue during the next year.

     The increase in revenue was attributable to a $4.3 million increase in North American refractive revenue and a $3.8 million in cataract revenue. The increase in North American revenue was attributable to both an increase of 20 lasers in operation in the U.S. and the increase in the number of procedures performed by our eye surgeon customers in the U.S. offset by the decline in revenue per case noted above. The increase in cataract revenue was attributable to an increase of $0.8 million in the base MSS business (exclusive of the fiscal 2001 acquisitions); the remainder is attributable to the acquisitions of OR Providers in December 2000, SE Medical in June 2000, and Southern Ophthalmics in January 2001.

     Costs of Revenue/Gross Profit. Costs of revenue increased by 10% or $6.0 million to $65.5 million for the year ended April 30, 2001 from $59.5 million for the year ended April 30, 2000. This was primarily due to an increase of $5.2 million in depreciation, an increase of $2.6 million in salaries, an increase of $2.7 million in professional medical services costs, an increase of $2.4 million in gases, medical supplies and maintenance, and $2.6 million of costs related to the cataract business, offset by a decrease in royalty expenses of $9.6 million. The increases in salaries, professional medical services, depreciation and gases, medical supplies and maintenance are primarily due to increased refractive procedure volume utilizing an increased number of lasers. The decrease in royalty fees is due to the decrease from $250 to $100 in the per procedure royalty fee which was effective February 2000. Costs of revenue increased by $3.5 million in the North American refractive segment, $2.6 million in the cataract segment and decreased $0.1 million in the other refractive segment.

     Total gross profit increased by 7% or $2.0 million to $30.6 million for the year ended April 30, 2001 from $28.6 million for the year ended April 30, 2000. The variable gross profit, excluding depreciation, increased by 20% or $7.4 million to $45.2 million for the year ended April 30, 2001 from $37.8 million for the year ended April 30, 2000. The lower percentage increase in revenue is primarily due to the royalty reduction. As a percentage of total revenue, total gross profit remained consistent at 32% for the years ended April 30, 2001 and 2000. Total gross profit increased $0.8 million in the North American refractive segment, $1.1 million in the cataract segment and $0.1 million in the other refractive segment.

     Operating Expenses. Selling, general and administrative expenses increased by 64% or $11.4 million to $29.1 million for the year ended April 30, 2001 from $17.7 million for the year ended April 30, 2000. The increase was attributed to an increase in general and administrative expenses of $1.8 million, an increase in salaries and related expenses of $3.9 million, increased depreciation and amortization of $0.7 million and increased selling and marketing expenses of $5.1 million. The $3.9 million increase in salaries and related expenses was attributed to more employees, annual raises, expenses related to the FDA settlement including officer indemnification, and variable compensation based on operating results. The $1.8 million increase in general and administrative expenses was attributed to FDA settlement expenses of $1.3 million and increased office expenses of $0.5 million. The $5.1 million increase in selling and marketing expenses was attributed to supporting more eye surgeons in their marketing programs particularly in our affiliated practices model.

     Selling, general and administrative expenses as a percentage of revenue increased from 20% for the year ended April 30, 2000 to 30% for the year ended April 30, 2001. Excluding the FDA settlement and the impact of the royalty reduction, selling, general and administrative expenses as a percentage of revenue increased from 20% for the year ended April 30, 2000 to 23% for the year ended April 30, 2001.

     Vendor Program Change Expense. As previously described, a $2.0 million vendor program change expense was recorded during the year ended April 30, 2000.

     Income from Operations. Income from operations decreased by $7.3 million to $1.5 million for the year ended April 30, 2001 from $8.8 million during the year ended April 30, 2000, which reflects the factors discussed above.

     Other Income (Expense). Higher minority interest in net income of subsidiaries and lower interest income, offset by a gain on sale of equity investment caused a $0.6 million decrease to a net $1.1 million in other income during the year ended April 30, 2001 from a net $1.7 million in other income during the year ended April 30, 2000. The decrease in interest income was primarily due to lower interest rates on lower cash and short-term investment balances during fiscal year 2001.

     Income Taxes. Income tax (expense) benefit changed by $4.8 million from a tax benefit of $3.4 million for the year ended April 30, 2000 to tax expense of $1.4 million for the year ended April 30, 2001. This change is attributable to releasing the majority of the valuation allowance related to the deferred tax assets generated from operations in the year ended April 30, 2000. The effective tax rate of 53% during the year ended April 30,

2001 was higher than the statutory federal and state rates primarily due to a portion of the FDA settlement which was not deductible. In the future we expect income tax expense to continue to be approximately 38% of net income before taxes of which about 6% of net income will be payable in cash.

     Net Income. Net income decreased by 92% or $12.6 million to $1.2 million for the year ended April 30, 2001 from $13.9 million for the year ended April 30, 2000 which reflects the factors discussed above. Earnings per share -- basic decreased by $0.51 per share to $0.04 per share for the year ended April 30, 2001 from $0.55 per share for the year ended April 30, 2000. Earnings per share -- diluted decreased by $0.45 per share to $0.04 per share for the year ended April 30, 2001 from $0.49 per share for the year ended April 30, 2000.

FISCAL YEAR ENDED APRIL 30, 2000 COMPARED TO FISCAL YEAR ENDED APRIL 30, 1999

     LaserVision continued to provide excimer laser access to additional sites throughout the U.S. We focused on establishing long-term relationships with our customers and providing value-added services through our affiliated practices model.

     The acquisition of RSR on September 1, 1998 enabled us to provide microkeratome access and the acquisition of MSS on December 4, 1998 allowed us to provide mobile cataract services.

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

     Costs of Revenue/Gross Profit. Costs of revenue increased by 72% or $24.8 million to $59.5 million for the year ended April 30, 2000 from $34.7 million for the year ended April 30, 1999. This was primarily due to an increase of $9.3 million in total domestic royalties, an increase of $3.8 million in mobile laser engineer salaries and travel costs, an increase of $2.7 million in professional medical services costs, an increase of $2.7 million in depreciation, an increase of $0.9 million in gases, medical supplies and maintenance, and $5.0 million of costs related to the cataract business for which a full year of results are reflected in fiscal 2000 versus only five months in fiscal 1999. The increases in royalty expenses, salaries and travel, professional medical services, depreciation and gases, medical supplies and maintenance are primarily due to increased refractive procedure volume utilizing an increased number of lasers.

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

LIQUIDITY AND CAPITAL RESOURCES

     LaserVision's primary sources of liquidity for the next year are expected to consist of cash generated by operations, vendor financing, the line of credit with LaSalle Bank, the proceeds from the exercise of options and warrants, and the remaining proceeds from the underwritten public stock offering completed in May 1999. We believe this will be sufficient to fund our expected cash needs as described below for the forseeable future, exclusive of any acquisitions.

     We have generated positive cash flow from operations for every quarter since the quarter ended April 30, 1998 (excluding the quarter with the FDA settlement). We expect that normal ongoing liquidity needs, other than investment spending, will continue to be covered substantially from the operations of the business.

     LaserVision has access to vendor financing on one brand of laser. We expect to continue to have access to this financing option for at least the next eighteen months. Other equipment vendors do not provide direct equipment financing.

     LaserVision expects that option and warrant holders will exercise "in-the-money" options and warrants prior to their expiration, but we cannot predict when such exercises will occur.

     Our principal cash needs include normal operating expenses, the purchase of additional equipment, and any cash needs for any future acquisitions. Our normal operating expenses include procedure royalty fees, salaries, travel and lodging, medical supplies, equipment maintenance, professional fees, marketing, rent and utilities.

     During the nine months ended January 31, 2001, LaserVision repurchased 1.2 million shares of treasury stock for approximately $3.0 million. During the fourth quarter of fiscal 2000, LaserVision repurchased 5% (or

1.2 million shares) of the outstanding common stock for approximately $7.8 million. Treasury stock, which is carried at cost, has been repurchased to meet LaserVision's obligations under its stock option plans and other stock-based plans, and while minimizing dilution to shareholders. During the year ended April 30, 2001, treasury stock was utilized for the conversion of preferred stock. The Board of Directors has authorized the purchase of another 5% of the common stock but we cannot predict when or if these additional shares will be purchased. During the year ended April 30, 2001, 1,830,000 treasury shares were issued relative to the conversion of Series B Convertible Preferred Stock.

     We expect to purchase about $14.5 million of new equipment in fiscal year 2002. As noted above, we have available vendor financing for the purchase price of one brand of excimer laser. Lasers purchased from other manufacturers will be paid in cash or financed through third parties. We believe we would be able to obtain third party financing for excimer lasers, although we do not know the specific terms on which such financing may be available. Market considerations will dictate the actual levels of our equipment purchases.

     In October 2000 LaserVision finalized a three year, $20 million line of credit with LaSalle Bank as administrative agent. Interest rates vary with our choice of either the prime rate or a LIBOR (London Interbank Borrowing Rate) based rate. The line of credit is collateralized by accounts receivable, short-term investments, certain lasers and the related inventory and requires LaserVision to maintain certain financial covenants concerning EBITDA (earnings before interest, taxes, depreciation and amortization), a fixed charge coverage ratio, a maximum funded debt to EBITDA ratio and minimum net worth. The line of credit is due in October 2003. As of April 30, 2001, LaserVision has borrowed $4.0 million against this line of credit and was in compliance with the financial covenants.

     During the year ended April 30, 2001 LaserVision finalized a $5 million leasing line of credit through Banc of America Leasing. Restrictive financial covenants are the same as the LaSalle line of credit covenants but include a minimum cash and short-term investment balance of $9 million. As of April 30, 2001, LaserVision had leased six lasers under this lease for a total of $1.9 million and was in compliance with the related restrictive financial covenants.

     The MSS acquisition required additional purchase price consideration as MSS met certain operating income targets. For the twelve-month period ended April 30, 2000, MSS met the operating income targets and LaserVision paid $5.4 million cash in July, 2000. During fiscal 2001, additional consideration of $0.2 million was paid in stock based on operating results for the quarter ended July 31, 2000.

     Until April 2000 LaserVision offered a program for patient financing, the funds for which are provided primarily by a third party lender. We guaranteed these notes payable to the third party lender in exchange for a fee paid by the eye surgeon. Total fees received by LaserVision for providing the guarantee have not been significant and were less than $250,000 in the fiscal years ended April 30, 2000 and 1999. The amount of such financing was $1.1 million at April 30, 2001. Bad debts have constituted less than 10% of the total amounts financed and management provides an allowance for anticipated uncollectable amounts. If requested, LaserVision is obligated to repurchase these financing contracts. Since March 2000 LaserVision has provided our eye surgeon customers with a patient financing program that required no guarantee of the patients' notes payable.

     In June 2000 LaserVision acquired Southeast Medical of Mandeville, Louisiana for $1.5 million of cash and future contingent consideration which is dependent upon achieving certain levels of revenue. Southeast Medical is a provider of mobile cataract services in Louisiana and Mississippi.

     In December 2000 LaserVision acquired OR Providers of Cleveland, Ohio for $2.9 million of cash and future contingent consideration which is dependent upon OR Providers achieving certain levels of revenue less supply costs. OR Providers is a provider of mobile cataract services in the middle eastern U.S.

     In January 2001 LaserVision acquired Valley Laser Eye Center (VLEC) of Fargo, North Dakota for $2.2 million of cash. VLEC is a refractive center where the LASIK procedure is performed.

     In January 2001 LaserVision acquired Southern Ophthalmics of South Carolina for $50,000 of cash and an assumption of approximately $0.8 million of bank debt. Southern Ophthalmics is a provider of mobile cataract services to locations in South Carolina and Georgia.

     In January 2001 LaserVision acquired certain intangible assets from BSM Consulting Group for $650,000 in cash and LaserVision stock. BSM Consulting Group designs and develops ASC's. LaserVision intends to capitalize on relationships developed with our surgeons who are already accessing the Company's refractive and cataract services to become a more fully integrated ophthalmic services company.

     Te acquisitions noted above were accounted for under the purchase method of accounting and resulted in additional goodwill of $7.0 million. Any future contingent consideration paid out is expected to result in additional goodwill.

     If cash generated from our operations is significantly less than anticipated, we have several strategies to deal with it. First, we can use the maximum amount of financing available for the purchase of new equipment. Second, we can slow down the purchase of new equipment. Third, we can delay any potential acquisitions, or attempt to fund such acquisitions with stock or cash raised from third party sources. Finally, LaserVision believes it would be able to raise additional money through the borrowing of funds or the sale of debt or additional equity securities.

     For the last two years, numerous corporate laser access providers, including LaserVision, have had discussions about mergers, acquisitions and consolidation of a fragmented industry. During the next year, we expect some industry mergers and acquisitions may occur.

     In July 2001, Visx and Alcon/Summit reported settling class action anti-trust cases for $37.8 million and $25.0 million, respectively. We expect that a portion of this settlement will be paid to LaserVision. The amount to be received has not yet been determined, but is estimated to be less than $5.0 million. This benefit will be recorded in the financial statements when the amount and date of receipt are both determinable. We do not expect to receive this benefit before the last half of fiscal 2002.

WORKING CAPITAL

     Cash and cash equivalents decreased by 11% or $2.0 million to $15.7 million at April 30, 2001 from $17.7 million at April 30, 2000 primarily due to business acquisitions, acquisitions of deferred contract rights, and equipment purchases. At April 30, 2001, working capital had decreased by 41% or $18.2 million to $25.9 million from $44.1 million at April 30, 2000. The ratio of current assets to current liabilities at April 30, 2001 was 2.44 to one, compared to 2.83 to one at April 30, 2000.

     Short-term investments decreased $22.4 million to $9.0 million at April 30, 2001 from $31.4 million at April 30, 2000, primarily due to business acquisitions, acquisitions of deferred contract rights, and equipment purchases.

CASH FLOWS -- OPERATING ACTIVITIES

     Net cash provided by operating activities decreased by $7.4 million to $15.8 million for the year ended April 30, 2001 from $23.2 million for the year ended April 30, 2000. The cash flows provided by operating activities during the year ended April 30, 2001 primarily represent the net income in the period plus depreciation and amortization, the change in deferred income taxes, net of the equity component, compensation paid in common stock and the minority interest in net income of subsidiaries less net decreases in current liabilities and the increase in inventory. The cash flows provided by operating activities during the year ended April 30, 2000 primarily represent the net income in the period plus depreciation and amortization and a net increase in current liabilities, plus decreases in prepaid expenses and other assets less increases in accounts receivable, deferred taxes and inventory. The decrease in current liabilities in fiscal 2001 is primarily due to the payment of contingent consideration of $5.4 million for the MSS purchase.

     Net cash provided by operating activities increased $15.4 million to $23.2 million for fiscal 2000 from $7.8 million for fiscal 1999. The cash flows provided by operating activities during the year ended April 30,

1999 primarily represent the net income in the period plus depreciation and amortization and a net increase in current liabilities, less increases in accounts receivable, inventory, deferred taxes, and prepaid expenses and other current assets.

CASH FLOWS -- INVESTING ACTIVITIES

     Net cash used for investing activities decreased by 85% or $42.6 million to $7.6 million for the year ended April 30, 2001 from $50.2 million for the year ended April 30, 2000. Cash used for investing during the year ended April 30, 2001 included $7.1 million for business acquisitions, $11.9 million for acquisition of deferred contract rights, and $13.6 million for the acquisition of equipment offset by $22.4 million of net sales of short-term investments. Cash used for investing during the year ended April 30, 2000 included $34.0 million to acquire short-term investments with proceeds of the May 1999 secondary stock offering, $9.3 million to acquire equipment for the expanding U.S. market, and $6.0 million to pay contingent consideration for the acquisition of MSS and to invest in refractive partnerships with eye surgeons and ophthalmic practices and $1.8 million to acquire deferred contract rights.

     Net cash used in investing activities increased by 518% or $42.2 million to $50.3 million for the year ended April 30, 2000 from $8.1 million for the year ended April 30, 1999. Cash used for investing during the year ended April 30, 1999 was primarily used to acquire equipment for the expanding U.S. market and for the acquisitions of MSS and RSR.

CASH FLOWS -- FINANCING ACTIVITIES

     Net cash used in financing of $10.2 million for the year ended April 30, 2001 changed by $46.8 million from net cash provided by financing activities of $36.6 million from the year ended April 30, 2000. Net cash used for financing activities during the year ended April 30, 2001 was primarily due to the repayment of certain notes payable and capitalized lease obligations of $10.2 million, the purchase of treasury stock of $3.0 million, offset by proceeds from the line of credit of $4.0 million. Net cash provided by financing activities during the year ended April 30, 2000 was primarily due to the proceeds from the underwritten public stock offering of $44.2 million, proceeds from the exercise of stock options of $8.6 million, and the return of restricted cash of $1.1 million partially offset by the purchase of treasury stock of $7.8 million and by the repayment of certain notes payable and capitalized lease obligations of $9.0 million.

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

     The Series B convertible preferred stock had a beneficial conversion and mandatory redemption features. During fiscal 2001, the remaining convertible preferred stock was converted into approximately 2,389,000 shares of common stock of which approximately 559,000 was newly issued shares and approximately 1,830,000 shares which came from treasury stock.

INCOME TAXES

     At April 30, 2001 and 2000, LaserVision had aggregate net operating loss
(NOL) carryforwards of approximately $58.7, and $63.0 million for income tax purposes available to offset future regular federal taxable income which expire in various amounts through 2020. During the year ended April 30, 2001 and 2000, the Company utilized approximately $3.1 and $10.6 million, respectively, in NOL carryforwards to offset taxable income.

     The "Valuation allowance, provision for income taxes" reflected the tax benefit which was reflected in the statement of operations when released. Management has determined that based on expected future operating plans, the net deferred tax assets generated by operations at April 30, 2001 will more likely than not be utilized to offset future taxes. Therefore, no valuation allowance related to such deferred tax assets has been recorded at April 30, 2001. The valuation allowance, provision for income taxes at April 30, 2000 reflected potential non-realization of state NOL carry forwards.

     The "Valuation allowance, equity" reflects the tax benefit that will be reflected directly to stockholders' equity upon release. This tax benefit relates to certain equity transactions that did not impact operating results, such as those arising from the exercise of non-qualified stock options and warrants. The deferred tax asset generated by the employees' exercise of non-qualified options and warrants served to reduce current taxes to be paid by LaserVision of approximately $0.2 million during the year ended April 30, 2001. During the year ended April 30, 2001, the tax benefit generated by the exercise of non-qualified options and warrants of approximately $1.4 million was recorded as an increase in stockholders' equity. As management is uncertain that total tax benefits generated by the exercise of non-qualified options and warrants will be utilized to offset future taxes, a valuation allowance of $13.1 million has been recorded at April 30, 2001.

     Management will continue to review and assess the realizability of the deferred tax assets on a quarterly basis. If LaserVision's profitability continues, additional reductions in the valuation allowance, equity may be recognized which will be recorded directly to equity and not affect net income.

     Regardless of when the reduction in the "valuation allowance, equity" is released, the utilization of the remaining NOL's will substantially reduce LaserVision's cash obligations for the payment of any income taxes otherwise due over the next few years.

RISK FACTORS

     Risk factors associated with the successful implementation of our business strategy include: (i) the loss of or changes in key personnel, management or directors; (ii) our inability to close on and manage affiliated practice agreements in the number and/or time frames projected; (iii) changes in state and/or federal governmental regulations which could materially affect our ability to operate; (iv) any adverse governmental or regulatory changes or actions, including any healthcare regulations and related enforcement actions;
(v) competition from new and existing centers which use lasers to correct vision and/or laser manufacturers; (vi) changes in commercial prices for our services due to new developments in our markets; (vii) incorrect assumptions about the number of procedures which doctors will perform on our lasers; (viii) new methods of vision correction which could make our services less competitive or obsolete; (ix) litigation claims that may arise; (x) unanticipated changes in vendor relationships; (xi) inability to execute business plan for ASC model;
(xii) bankruptcies of customers; and (xiii) other factors including those identified in our filings from time-to-time with the SEC.

NEW ACCOUNTING STANDARDS

     In June 1999, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" (SFAS 137). Statement on Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) provides standards on accounting and disclosure for derivative instruments, and requires that all derivatives be measured at fair value and reported as either assets or liabilities in LaserVision's consolidated balance sheet. LaserVision will be required to adopt the provisions of SFAS 133 no later than the beginning of fiscal year 2002. Based upon review of the provisions of this standard, LaserVision believes that it will not have a significant impact on its financial position or results of operations or on its financial reporting.

     On December 3, 1999, the staff of the Securities and Exchange Commission
(SEC) issued Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements." This Bulletin provides specific guidance on the recognition, presentation, and disclosure of revenue and related accounting policies in financial statements. The provisions of SAB 101 were required to be applied by LaserVision beginning in the fourth quarter of fiscal 2001. Based upon review of the criteria for revenue recognition specified within SAB No. 101, we believe that our revenue recognition policies comply with the bulletin.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and Statement on Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 provides standards on accounting for business combinations, eliminates the pooling of interests method of accounting for business combinations and provides separate recognition criteria for intangible assets. SFAS 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and provides guidance on impairment testing for goodwill and indefinite-lived intangible assets. The provisions of FAS 141 and FAS 142 are expected to be applied by Laser Vision beginning in the first quarter of fiscal 2002. The impact of these new standards will primarily apply to our goodwill balance of $21,433,000 at April 30, 2001. Amortization of goodwill totaled $1,612,000 during the year ended April 30, 2001.

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

MARKETABLE EQUITY SECURITY PRICES

     Marketable equity securities at April 30, 2000 which were recorded at a fair value of $2,325,000 had exposure to price risk. This investment was sold in June 2000 resulting in a gain of $595,000. No similar investments were held at April 30, 2001.

ITEM 8

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                PAGE
                                                                ----
Report of Independent Accountants...........................     F-1
Consolidated Balance Sheet at April 30, 2001 and 2000.......     F-2
Consolidated Statement of Operations for each of the three
  years in the period ended April 30, 2001..................     F-3
Consolidated Statement of Changes in Stockholders' Equity
  for each of the three years in the period ended April 30,
  2001......................................................     F-4
Consolidated Statement of Cash Flows for each of the three
  years in the period ended April 30, 2001..................     F-5
Notes to Consolidated Financial Statements..................     F-7
Financial Statement Schedules:
  Report of Accountants on Schedule.........................    F-27
  Schedule VIII -- Valuation and Qualifying Accounts........    F-28

     All other schedules were omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

ITEM 9

                       CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10

                        DIRECTORS AND EXECUTIVE OFFICERS

     The directors, executive officers and key personnel of LaserVision, their positions with LaserVision, and their ages are as follows:

                    NAME                         AGE    POSITION
                    ----                         ---    --------
John J. Klobnak..............................    50     Chairman of the Board, Chief Executive Officer
                                                        and member of Executive and Compensation
                                                          Committees
James C. Wachtman............................    40     President and Chief Operating Officer
Robert W. May................................    54     Vice-Chairman of the Board, General Counsel,
                                                          Secretary and member of Executive Committee
B. Charles Bono III..........................    53     Executive Vice President, Chief Financial
                                                        Officer and Treasurer
James B. Tiffany.............................    44     Vice President and General Manager -- MSS,
                                                          Cataract Division
James M. Garvey..............................    54     Director and member of Executive and Audit
                                                          Committees
Richard Lindstrom, M.D.......................    54     Director and member of Compensation Committee
Steven C. Straus.............................    45     Director and member of Audit Committee
David S. Joseph..............................    59     Director and member of Audit Committee

     John J. Klobnak. Mr. Klobnak has served as Chairman of the Board and Chief Executive Officer of LaserVision since July 1993. From 1990 to 1993, Mr. Klobnak served as LaserVision's Chairman, President and Chief Executive Officer. From 1986 to 1990, he served as Chief Operating Officer and subsequently President of MarketVision, a partnership acquired by LaserVision upon its inception in 1990. Prior to 1986, Mr. Klobnak was engaged in marketing and consulting. Mr. Klobnak is currently a director of Quick Study Radiology, Inc.

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

     James B. Tiffany. Mr. Tiffany joined LaserVision in December 1998 as Vice President of Sales and became the General Manager -- MSS Cataract Division in August 2000. For the prior thirteen years, Mr. Tiffany held a number of positions with Storz Instrument Company and Bausch and Lomb Surgical. While with Storz, Mr. Tiffany served as Director of Marketing and Vice President of Sales and Marketing. From January 1998, he served as Vice President for Commercial Operations for the U.S., Canada and Latin America for Bausch and Lomb Surgical.

     James M. Garvey. Mr. Garvey has served as a director of LaserVision since November 1995. Mr. Garvey serves as Chief Executive Officer and Managing Partner of Schroder Ventures Life Sciences Advisors, a venture capital advisory company which he joined in May 1995. From 1989 to 1995, Mr. Garvey was Director of Allstate Venture Capital, the venture capital division of Allstate Corp. after initially directing

Allstate Venture Capital's health care investment activity. Mr. Garvey is currently a director of Achillion Pharmaceuticals, Inc., SunRise "At Home" Assisted Living, Inc., Discovery Therapeutics, Inc., Quick Study Radiology, Inc., Orthovita, Inc. and has served as director and Chairman of several public and private healthcare companies.

     Richard L. Lindstrom, M.D. Dr. Lindstrom has served as a director of LaserVision since November 1995. Since 1979, Dr. Lindstrom has been engaged in the private practice of ophthalmology and has been the President of Minnesota Eye Consultants P.A. (MEC) or its predecessor since 1989. In 1989, Dr. Lindstrom founded the Phillips Eye Institute Center for Teaching & Research, an ophthalmic research and surgical skill education facility, and he currently serves as the Center's Medical Director. Dr. Lindstrom has served as an Associate Director of the Minnesota Lions Eye Bank since 1987. He is a medical advisor for several medical device and pharmaceutical manufacturers. From 1980 to 1989, he served as a Professor of Ophthalmology at the University of Minnesota. Dr. Lindstrom received his M.D., B.A. and B.S. degrees from the University of Minnesota.

     Steven C. Straus. Mr. Straus has served as a director of LaserVision since January 1996. He currently serves as an independent health care consultant. From 1998 through September 2000 he served as President and Chief Operating Officer of the Jordan Industries, Inc. Healthcare Products Group. Prior to 1998, Mr. Straus was Senior Vice President of the Ambulatory Surgery Division of Columbia/HCA and was employed in a similar capacity with Medical Care America, Inc. from 1993 until Medical Care America was merged into Columbia/HCA in 1994. From 1986 to 1993, Mr. Straus held various positions with Baxter Healthcare Corporation.

     David S. Joseph. Mr. Joseph joined LaserVision's Board of Directors in June 2001. Mr. Joseph has been Chairman of Orthovita, Inc. since May 1999, after having previously served as President and Chief Executive Officer since 1993. He is also a member of the Board of Directors of Highway to Health, Animas Corporation, and Morphotek, Inc. He was a co-founder, President and CEO of both Site Microsurgical Systems, an ophthalmic device company, acquired by Johnson and Johnson, and co-founder, President and CEO of Surgical Laser Technologies Inc.

     There are no family relationships between any of the directors or executive officers of LaserVision.

                CERTAIN RELATIONSHIPS OF OFFICERS AND DIRECTORS

     In January 1999, we entered into a limited partnership agreement with MEC for the operation of one of our roll-on/roll-off mobile systems. Dr. Richard Lindstrom, a director and medical director of LaserVision, is president of Minnesota Eye Consultants. LaserVision is the general partner and owns 60% of the partnership. Minnesota Eye Consultants, P.A. is a limited partner and owns 40% of the partnership. LaserVision contributed equipment valued at $650,000 to the partnership and received $260,000 from Minnesota Eye Consultants. LaserVision receives a revenue-based management fee from the partnership. Dr. Lindstrom also owned 12.1% of MSS and receives 12.1% of the contingent consideration earned by MSS during the earnout periods which ended on April 30 and July 31, 2000.

     In September 2000, LaserVision entered into a five year agreement with MEC to provide laser access. LaserVision paid $6.2 million to acquire five lasers and the exclusive right to provide laser access to MEC. LaserVision also assumed leases on three of the five lasers acquired. The transaction resulted in a $5.0 million intangible asset recorded as deferred contract rights which will be amortized over the life of the agreement.

     Dr. Lindstrom receives compensation from LaserVision in his capacity as medical director for both LaserVision and its mobile cataract subsidiary, MSS.

     In January 2001, LaserVision entered into a consulting agreement with Steven Straus to provide services in the development of the Ambulatory Surgery Center business. Mr. Straus received 50,000 warrants and receives $11,000 per month in compensation from LaserVision in this capacity.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16 of the Securities Exchange Act of 1934, as amended, requires that our executive officers, directors and ten percent shareholders file reports of ownership and changes in ownership with the Securities and Exchange Commission. To our knowledge, based solely on a review of such reports furnished to us, during the fiscal year ended April 30, 2001, all reports regarding transactions in LaserVision's common stock were filed timely.

ITEM 11

     All directors hold office until the next annual meeting of stockholders or the election and qualification of their successors. Other than Non-Qualified Stock Options and/or warrants, directors of LaserVision do not receive any compensation for their services as members of the Board of Directors, except for directors who have no affiliation with LaserVision who receive $1,500 per Board meeting attended. Directors are entitled to reimbursement for expenses incurred in connection with their attendance at Board of Directors meetings. During the year ended April 30, 2001, Mr. Garvey, Dr. Lindstrom and Mr. Straus each received 20,000 warrants in their capacity as directors. Officers are appointed by the Board of Directors and serve at the discretion of the Board.

                             EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid to Chief Executive Officer and the other four most highly compensated executive officers during the fiscal year ended April 30, 2001:

                                                                                        SECURITIES
                                                                                        UNDERLYING
                                                                                         WARRANTS
   NAME AND PRINCIPAL POSITION     FISCAL YEAR    SALARY(A)     BONUS(B)    OTHER(C)    AND OPTIONS
   ---------------------------     -----------    ---------     --------    --------    -----------
John J. Klobnak..................  April 2001     $297,000      $119,064    $847,237      300,000(d)
  Chief Executive Officer          April 2000     $270,000      $124,564    $  5,000      450,000(e)
                                   April 1999     $228,025      $208,189    $  5,000      100,000(f)
James C. Wachtman................  April 2001     $275,000      $108,699    $  7,432      300,000(d)
  President and                    April 2000     $250,000      $113,199    $  5,000      450,000(e)
  Chief Operating Officer          April 1999     $200,000      $150,714    $  5,000       80,000(f)
Robert W. May....................  April 2001     $242,000      $ 64,859    $  6,600      180,000(d)
  Secretary and                    April 2000     $220,000      $ 78,859    $  5,000      270,000(e)
  General Counsel                  April 1999     $186,975      $114,354    $  5,000       60,000(f)
B. Charles Bono..................  April 2001     $220,000      $ 61,305    $  6,995      180,000(d)
  Exec. VP, CFO                    April 2000     $200,000      $ 73,305    $  5,000      270,000(e)
  and Treasurer                    April 1999     $171,800      $106,279    $  5,000       60,000(f)
James B. Tiffany.................  April 2001     $163,000      $ 54,200    $  6,494       66,000(g)
  General Manager                  April 2000     $163,000      $ 40,000    $  5,000       35,000(h)
  Cataract Division                April 1999     $155,000(a1)  $ 10,000    $      0       40,000(i)

---------------

(a)  Annual compensation rate during the fiscal year ended April 30th.

(a1) Effective January 18, 1999.

(b)  Earned during fiscal year but paid in the following fiscal year.

(c) LaserVision matching contribution to 401(k) plan (Klobnak, Wachtman, and Bono, each $5,250; May -- $4,680; Tiffany -- $5,145), disability insurance. (Klobnak -- $2,356, Wachtman -- $2,182, May -- $1,920, Bono -- $1,745, and
     Tiffany -- $1,349), and officer indemnification (Klobnak -- $839,641). The 401(k) contribution was made in shares of LaserVision common stock.

(d)  Half with exercise price of $4.813 and half with exercise price of $1.875.

(e) Two thirds with exercise price of $27.53 per share, one third with exercise price of $8.875 per share.

(f)  Warrants with exercise price of $4.50 per share.

(g) 30,000 with exercise price of $4.813, 1,000 with exercise price of $1.75 and 35,000 with exercise price of $1.875.

(h)  Warrants and options with exercise price of $8.875 per share.

(i)   Warrants and options with exercise price of $9.00 per share.

     During fiscal 2000, LaserVision entered into three-year agreements with Messrs. Klobnak, Wachtman, May and Bono to provide for base salaries, the potential payment of certain bonuses and severance payments equal to 36 months of base compensation.

                   WARRANT AND OPTION GRANTS LAST FISCAL YEAR

                                                             PERCENT OF
                                                               TOTAL
                                                              OPTIONS/
                                                NUMBER OF     WARRANTS    EXERCISE
                                               OPTIONS AND   GRANTED TO     PRICE     EXPIRATION DATE/
               NAME/POSITION                    WARRANTS     EMPLOYEES    PER SHARE   GRANT DATE VALUE
               -------------                   -----------   ----------   ---------   ----------------
John J. Klobnak                                  150,000                   $4.813        June 2007
  Chief Executive Officer...................     150,000                   $1.875       January 2008
                                                                14.4%                     $501,000
James C. Wachtman                                150,000                   $4.813        June 2007
  President and Chief Operating Officer.....     150,000                   $1.875       January 2008
                                                                14.4%                     $501,000
Robert W. May                                     90,000                   $4.813        June 2007
  Secretary and General Counsel.............      90,000                   $1.875       January 2008
                                                                 8.6%                     $300,600
B. Charles Bono.............................      90,000                   $4.813        June 2007
  Exec. V.P., CFO and Treasurer.............      90,000                   $1.875       January 2008
                                                                 8.6%                     $300,600
James B. Tiffany............................      30,000                   $4.813        June 2007
  General Manager --........................       1,000                   $ 1.75      December 2007
  Cataract Division.........................      35,000                   $1.875       January 2008
                                                                 3.2%                     $108,400

     The warrants and options have a seven year term and vest ratably over two years (except for the Tiffany warrants which vest over three years). The exercisability of these warrants may accelerate in the event of a change in control of the company. The Black-Scholes option pricing model was used to determine the value of options and warrants issued as of the grant date using the following assumptions, dividend yield -- none, 5.3% to 6.6% risk free rate of return, 68% to 72% volatility, and expected time of exercise - thirty-six months. The grant date values do not take into account risk factors such as non-transferability and limits on exercisability. The ultimate value of a stock warrant or option will depend on the market value of LaserVision's stock at a future date and could vary significantly from the theoretical Black-Scholes value.

            AGGREGATED OPTION/WARRANT EXERCISES IN LAST FISCAL YEAR
                   AND FISCAL YEAR END OPTION/WARRANT VALUES

                                                                       OPTIONS AND WARRANTS AT FISCAL YEAR END
                                                                -----------------------------------------------------
                                                                  NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                        # OF SHARES ACQUIRED       VALUE         UNDERLYING UNEXERCISED           IN-THE-MONEY
                            ON EXERCISE           REALIZED      EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
                        --------------------   --------------   -------------------------   -------------------------
John J. Klobnak.......          N/A                 N/A              782,750/693,750             $2,930/$20,508
James C. Wachtman.....          N/A                 N/A              643,250/693,750             $2,930/$20,508
Robert W. May.........          N/A                 N/A              488,702/416,250             $1,758/$12,305
B. Charles Bono.......          N/A                 N/A              381,482/416,250             $1,758/$12,305
James B. Tiffany......          N/A                 N/A               84,625/101,375                $684/$5,066

     The value of the unexercised in-the-money options and warrants was calculated using the $3.10 closing price per share of our common stock on April 30, 2001 minus the exercise price.

ITEM 12

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table and notes thereto set forth certain information regarding beneficial ownership of LaserVision's common stock as of June 29, 2001 by (i) all those known by us to be beneficial owners of more than 5% of our common stock, (ii) all of our directors and (iii) all directors and executive officers of LaserVision as a group.

                                         TOTAL NUMBER    PERCENTAGE OF      WARRANTS      WARRANTS AND
                                          OF SHARES      COMMON SHARES    AND OPTIONS     OPTIONS NOT
     DIRECTORS, EXECUTIVE OFFICERS       BENEFICIALLY    BENEFICIALLY     BENEFICIALLY     PRESENTLY
            5% SHAREHOLDERS                 OWNED            OWNED           OWNED        EXERCISABLE
     -----------------------------       ------------    -------------    ------------    ------------
John J. Klobnak........................     937,000          3.5%            706,250         693,750
James C. Wachtman......................     604,414          2.3%            586,250         693,750
Robert W. May..........................     451,923          1.7%            421,202         416,250
B. Charles Bono........................     413,243          1.6%            362,750         416,250
James B. Tiffany.......................      86,243          0.3%             84,625         101,375
James M. Garvey........................      75,308          0.3%             64,108          34,250
Richard L. Lindstrom, M.D..............     336,188          0.3%            265,750          74,250
Steven C. Straus.......................      81,772          0.3%             78,272          71,750
David S. Joseph........................           0          0.0%                  0          10,000
All officers and directors as a group
  (9 persons)(1)(2)....................   2,986,101         10.3%          2,569,207       2,511,625

     Pursuant to the rules of the Securities and Exchange Commission, shares of common stock which an individual or group has a right to acquire within sixty days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage of ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Total Number of Shares Beneficially Owned takes into account the possible exercise of the outstanding options granted under the Incentive Stock Option Plan, the Non-Qualified Stock Option Plan, the Non-Qualified Warrant Plan, the Incentive Stock Plan and other warrants which are presently exercisable (Warrants and Options Beneficially Owned) and the vested LaserVision stock in the 401(k) plan (Klobnak -- 4,394, Wachtman -- 4,364, May -- 4,321, Bono -- 4,320,
Tiffany -- 1,628) and the Employee Stock Ownership Plan (Bono -- 2,473).
---------------
(1) Includes presently exercisable options and warrants to purchase an aggregate of 2,161,077 shares of common stock granted to five executive officers (two of which are also directors) of LaserVision. An additional 2,321,375 options and warrants to purchase shares of common stock are owned but are not presently exercisable by these executive officers.

(2) Includes presently exercisable options and warrants to purchase an aggregate of 1,535,582 shares of common stock granted to directors (two of which are also executive officers of LaserVision). An additional 1,300,250 options and warrants to purchase shares of common stock are owned but not presently exercisable by these directors.

ITEM 13

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 14

        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The Financial Statements listed in Item 8 are filed as part of this annual report on Form 10-K.

 3.0*      Company's Certificate of Incorporation and Amendment.
 3.1*      Company's Restated Certificate of Incorporation.
 3.2*      Form of Company's By-Laws, as amended.
 3.2**     Amendment to Form of Company's By-Laws.
 4.1*      Specimen Stock Certificate.
 4.2***    Stock Purchase warrant (Initial Warrant)
 4.3***    Registration Rights Agreement
 4.4***    Form of Stock Purchase Warrant (Additional Warrant)
 4.5****   Incentive Stock Plan
21.0*****  Subsidiaries of the Company
23.0*****  Consent of Independent Accountants, PricewaterhouseCoopers
           LLP

---------------

* Incorporated by reference from Registration Statement No. 33-33843 effective on April 3, 1991.

**    Incorporated by reference from Form 10-K for year ended April 30, 2000.

***   Incorporated by reference from Form 8-K filed July 1, 1997.

****  Incorporated by reference from November 2000 Proxy Statement.

***** Filed herewith.

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

                                          LASER VISION CENTERS, INC.

                                          By:      /s/ JOHN J. KLOBNAK
                                            ------------------------------------
                                              John J. Klobnak, Chief Executive
                                                           Officer

                                          By:       /s/ CHARLES BONO
                                            ------------------------------------
                                                 B. Charles Bono, Principal
                                                      Accounting Officer

Date: July 27, 2001

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                  SIGNATURE                                     TITLE                        DATE
                  ---------                                     -----                        ----
             /s/ JOHN J. KLOBNAK               CEO, Chairman of Board of Directors       July 27, 2001
---------------------------------------------
               John J. Klobnak

             /s/ B. CHARLES BONO               Exec. VP, CFO and Treasurer               July 27, 2001
---------------------------------------------
               B. Charles Bono

              /s/ ROBERT W. MAY                Secretary, Director                       July 27, 2001
---------------------------------------------
                Robert W. May

             /s/ JAMES M. GARVEY               Director                                  July 27, 2001
---------------------------------------------
               James M Garvey

       /s/ RICHARD L. LINDSTROM, M.D.          Director                                  July 27, 2001
---------------------------------------------
         Richard L. Lindstrom, M.D.

            /s/ STEVEN C. STRAUS               Director                                  July 27, 2001
---------------------------------------------
              Steven C. Straus

            /s/ JAMES C. WACHTMAN              President and Chief Operating Officer     July 27, 2001
---------------------------------------------
              James C. Wachtman

             /s/ DAVID S. JOSEPH               Director                                  July 27, 2001
---------------------------------------------
               David S. Joseph

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Laser Vision Centers, Inc.

     In our opinion, the consolidated financial statements in the accompanying index present fairly, in all material respects, the financial position of Laser Vision Centers, Inc. and its subsidiaries at April 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
St. Louis, Missouri
June 14, 2001

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                         APRIL 30,
                                                                ----------------------------
                                                                    2001            2000
                                                                ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 15,726,000    $ 17,702,000
  Short-term investments....................................       9,037,000      31,440,000
  Accounts receivable, net of allowance of $718,000 and
    $589,000, respectively..................................      11,038,000      11,055,000
  Inventory.................................................       3,276,000       2,978,000
  Deferred tax asset (Note 11)..............................       3,250,000       3,680,000
  Prepaid expenses and other current assets.................       1,614,000       1,407,000
    Total current assets....................................      43,941,000      68,262,000
Property and equipment:
  Laser equipment (Notes 7 and 9)...........................      42,737,000      30,654,000
  Medical equipment (Notes 7 and 9).........................       9,589,000       5,901,000
  Mobile equipment..........................................      13,126,000      10,677,000
  Furniture and fixtures....................................       4,272,000       2,979,000
                                                                  69,724,000      50,211,000
Less-accumulated depreciation...............................     (32,689,000)    (22,183,000)
    Net property and equipment..............................      37,035,000      28,028,000
Deferred tax asset (Note 11)................................       6,960,000       6,309,000
Other assets (Note 6).......................................      34,137,000      20,668,000
TOTAL.......................................................     122,073,000    $123,267,000

LIABILITIES, MINORITY INTEREST, REDEEMABLE
    PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of notes payable (Note 7).................    $  5,537,000    $  8,323,000
  Current portion of obligations under capital leases (Note
    9)......................................................       1,582,000       1,006,000
  Accounts payable..........................................       5,407,000       4,268,000
  Accrued compensation......................................       1,652,000       1,549,000
  Other accrued liabilities.................................       3,867,000       8,975,000
    Total current liabilities...............................      18,045,000      24,121,000
Non-current liabilities:
  Line of credit (Note 8)...................................       4,031,000
  Notes payable (Note 7)....................................       2,670,000       4,025,000
  Capital lease obligations (Note 9)........................       3,662,000       1,853,000
    Total non-current liabilities...........................      10,363,000       5,878,000
Minority interests (Note 5).................................         711,000       1,354,000
Commitments and contingencies (Notes 12 and 13)
Series B Convertible Preferred Stock with Mandatory
  Redemption Provisions (Note 10)...........................                       2,295,000
Stockholders' equity (Notes 14 and 15):
  Common stock, par value $.01 per share, 50,000,000
    authorized; 25,890,365 and 25,330,991 shares issued and
    outstanding, respectively...............................         259,000         253,000
  Warrants and options (Note 3).............................       1,119,000         915,000
  Paid-in-capital and other.................................     110,924,000     107,875,000
  Treasury stock at cost....................................        (355,000)     (7,514,000)
  Accumulated deficit.......................................     (18,993,000)    (11,910,000)
    Total stockholders' equity..............................      92,954,000      89,619,000
TOTAL.......................................................    $122,073,000    $123,267,000

                See Notes to Consolidated Financial Statements.

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                YEARS ENDED APRIL 30,
                                                      -----------------------------------------
                                                         2001           2000           1999
                                                      -----------    -----------    -----------
Revenues............................................  $96,073,000    $88,055,000    $52,359,000
Cost of revenue Royalty fees and professional
  medical services..................................   22,834,000     29,741,000     17,677,000
  Depreciation and amortization.....................   14,616,000      9,247,000      5,684,000
  Other costs (Note 2)..............................   28,039,000     20,512,000     11,307,000
     Gross profit...................................   30,584,000     28,555,000     17,691,000
Selling, general and administrative expenses (Note
  13)...............................................   29,098,000     17,702,000     11,809,000
Vendor program change expense (Note 2)..............                   2,043,000
     Income from operations.........................    1,486,000      8,810,000      5,882,000
Other income (expenses):
  Interest expense..................................   (1,052,000)    (1,129,000)    (1,154,000)
  Interest income and other.........................    2,192,000      3,108,000        415,000
  Minority interest in net income of subsidiaries
     (Note 5).......................................     (586,000)      (325,000)       (92,000)
  Gain on sale of equity investment (Note 6)........      595,000
  Net income before taxes...........................    2,635,000     10,464,000      5,051,000
  Income tax (expense) benefit......................   (1,387,000)     3,394,000      1,489,000
  Net income........................................    1,248,000     13,858,000      6,540,000
  Deemed preferred dividends........................     (161,000)      (209,000)      (171,000)
  Net income applicable to common stockholders......  $ 1,087,000    $13,649,000    $ 6,369,000
  Net income per share -- basic.....................  $       .04    $       .55    $       .31
  Net income per share -- diluted...................  $       .04    $       .49    $       .27
Weighted average number of common shares
  outstanding, basic................................   24,264,000     24,884,000     20,290,000
Weighted average number of common shares
  outstanding, diluted..............................   24,326,000     28,460,000     23,930,000

                See Notes to Consolidated Financial Statements.

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE YEARS ENDED APRIL 30, 2001

                                                                        ACCUMULATED
                                    COMMON STOCK                           OTHER
                                ---------------------     PAID-IN      COMPREHENSIVE    TREASURY      ACCUMULATED
                                  SHARES      AMOUNT      CAPITAL         INCOME          STOCK         DEFICIT
                                ----------   --------   ------------   -------------   -----------   -------------
Balance at April 30, 1998
 (split adjusted).............   9,687,323   $ 97,000   $ 44,227,000            --              --   $(32,007,000)
Exercise of incentive and non-
 qualified options and
 warrants.....................     984,896     10,000      6,552,000
Deemed dividends on
 convertible preferred stock
 (Note 10)....................                              (171,000)
Warrants and options issued...
Shares issuable to 401(k) plan
 for employees................      12,569                   200,000
Net income for the year ended
 April 30, 1999...............                                                  --                      6,540,000
                                ----------   --------   ------------     ---------     -----------   ------------
Balance at April 30, 1999
 (split adjusted).............  10,684,788    107,000     50,808,000            --              --    (25,467,000)
Secondary stock Offering......   1,000,000     10,000     43,624,000
Exercise of incentive and non-
 qualified options and
 warrants.....................   1,191,697     11,000      8,938,000
Warrants and options issued...
Dividends accrued on
 convertible preferred stock
 with mandatory redemption
 (Note 10)....................                              (209,000)
Shares issued to 401(k) plan
 for employees................     (31,875)                  (82,000)                      439,000
Stock issued for contract
 rights.......................      23,400                   250,000
Net operating loss
 carryforward related to stock
 options and warrants (Note
 11)..........................                             4,840,000
Stock split...................  12,462,981    125,000       (125,000)
Treasury stock purchased,
 net..........................                                                          (7,953,000)      (301,000)
Comprehensive income:
 Net income for the year ended
   April 30, 2000.............                                                                         13,858,000
 Unrealized holding loss on
   investment.................                                            (169,000)
Total comprehensive income....
                                ----------   --------   ------------     ---------     -----------   ------------
Balance April 30, 2000........  25,330,991    253,000    108,044,000      (169,000)     (7,514,000)   (11,910,000)
Exercise of incentive and non-
 qualified options and
 warrants.....................                                74,000                       105,000        (45,000)
Warrants and options issued...
Dividends accrued on
 convertible preferred stock
 with mandatory redemption
 (Note 10)....................                              (161,000)
Shares issued to employee
 benefit plans................                                                             609,000       (125,000)
Stock issued for
 acquisition..................                                                             245,000        116,000
Net operating loss
 carryforward related to stock
 options and warrants (Note
 11)..........................                             1,434,000
Treasury stock purchased......                                                          (2,994,000)
Conversion of preferred stock
 (Note 10)....................     559,374      6,000      1,533,000                     9,194,000     (8,277,000)
Comprehensive income:
 Net income for the year ended
   April 30, 2001.............                                                                          1,248,000
 Reverse unrealized holding
   loss on investment.........                                             169,000
Total comprehensive income....
                                ----------   --------   ------------     ---------     -----------   ------------
Balance April 30, 2001........  25,890,365   $259,000   $110,924,000            --     $  (355,000)  $(18,993,000)
                                ==========   ========   ============     =========     ===========   ============


                                 WARRANTS        TOTAL
                                   AND       STOCKHOLDERS'
                                 OPTIONS        EQUITY
                                ----------   -------------
Balance at April 30, 1998
 (split adjusted).............  $1,261,000    $13,578,000
Exercise of incentive and non-
 qualified options and
 warrants.....................    (221,000)     6,341,000
Deemed dividends on
 convertible preferred stock
 (Note 10)....................                   (171,000)
Warrants and options issued...     173,000        173,000
Shares issuable to 401(k) plan
 for employees................                    200,000
Net income for the year ended
 April 30, 1999...............                  6,540,000
                                ----------    -----------
Balance at April 30, 1999
 (split adjusted).............   1,213,000     26,661,000
Secondary stock Offering......                 43,634,000
Exercise of incentive and non-
 qualified options and
 warrants.....................    (332,000)     8,617,000
Warrants and options issued...      34,000         34,000
Dividends accrued on
 convertible preferred stock
 with mandatory redemption
 (Note 10)....................                   (209,000)
Shares issued to 401(k) plan
 for employees................                    357,000
Stock issued for contract
 rights.......................                    250,000
Net operating loss
 carryforward related to stock
 options and warrants (Note
 11)..........................                  4,840,000
Stock split...................          --
Treasury stock purchased,
 net..........................                 (8,254,000)
Comprehensive income:
 Net income for the year ended
   April 30, 2000.............
 Unrealized holding loss on
   investment.................
Total comprehensive income....                 13,689,000
                                ----------    -----------
Balance April 30, 2000........     915,000     89,619,000
Exercise of incentive and non-
 qualified options and
 warrants.....................                    134,000
Warrants and options issued...     204,000        204,000
Dividends accrued on
 convertible preferred stock
 with mandatory redemption
 (Note 10)....................                   (161,000)
Shares issued to employee
 benefit plans................                    484,000
Stock issued for
 acquisition..................                    361,000
Net operating loss
 carryforward related to stock
 options and warrants (Note
 11)..........................                  1,434,000
Treasury stock purchased......                 (2,994,000)
Conversion of preferred stock
 (Note 10)....................                  2,456,000
Comprehensive income:
 Net income for the year ended
   April 30, 2001.............
 Reverse unrealized holding
   loss on investment.........
Total comprehensive income....                  1,417,000
                                ----------    -----------
Balance April 30, 2001........  $1,119,000    $92,954,000
                                ==========    ===========

                See Notes to Consolidated Financial Statements.

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              YEARS ENDED APRIL 30,
                                                   --------------------------------------------
                                                       2001            2000            1999
                                                   ------------    -------------    -----------
Cash flows from operating expenses:
  Net income.....................................  $  1,248,000    $  13,858,000    $ 6,540,000
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization...............    16,405,000       10,368,000      6,385,000
     Deferred income taxes.......................     1,046,000       (3,394,000)    (1,755,000)
     Compensation paid in common stock...........       595,000          145,000        461,000
     Minority interest in net income of
       subsidiaries..............................       586,000          325,000         92,000
     Changes in operating assets and liabilities,
       excluding the effects of acquisitions:
       (Increase) decrease in accounts
          receivable.............................        17,000       (2,515,000)    (3,697,000)
       Increase in inventory.....................      (298,000)        (255,000)      (846,000)
       (Increase) decrease in prepaid expenses
          and other assets.......................      (107,000)         306,000     (1,179,000)
       Increase (decrease) in accounts payable...     1,139,000         (917,000)     1,880,000
       Increase (decrease) in accrued
          liabilities............................    (4,838,000)       5,245,000       (110,000)
Net cash provided by operating activities........    15,793,000       23,166,000      7,771,000
Cash flows from investing activities:
  Purchase of short-term investments.............   (64,917,000)    (132,570,000)
  Sale of short-term investments.................    87,320,000       98,636,000
  Sale of investment in common equity
     securities..................................     2,494,000
  Acquisition of equipment.......................   (13,567,000)      (9,333,000)    (5,258,000)
  Proceeds from sale of minority interest........        40,000          803,000        260,000
  Acquisition of deferred contract rights........   (11,859,000)      (1,803,000)
  Business acquisitions and partnership
     investments, net of cash acquired, and
     other.......................................    (7,129,000)      (5,994,000)    (3,137,000)
Net cash used by investing activities............    (7,618,000)     (50,261,000)    (8,135,000)
Cash flows from financing activities:
  Proceeds from secondary stock offering.........                     44,150,000
  Stock offering costs...........................                       (104,000)
  Proceeds from exercise of incentive and
     nonqualified stock options and warrants.....       134,000        8,617,000      6,341,000
  Proceeds from employee stock purchase plan.....       189,000
  Purchase of treasury stock, net................    (2,994,000)      (7,815,000)
  Proceeds paid to minority shareholders.........    (1,269,000)        (388,000)
  Increase in deferred stock offering costs......                                      (168,000)
  Return of restricted cash......................                      1,132,000        313,000
  Principal payments under capitalized lease
     obligations and notes payable...............   (10,242,000)      (8,968,000)    (6,379,000)
  Proceeds from line of credit...................     4,031,000
Net cash provided by (used in) financing
  activities.....................................   (10,151,000)      36,624,000        107,000
       Net increase (decrease) in cash and cash
          equivalents............................    (1,976,000)       9,529,000       (257,000)
Cash and cash equivalents at beginning of year...    17,702,000        8,173,000      8,430,000
Cash and cash equivalents at end of year.........  $ 15,726,000    $  17,702,000    $ 8,173,000

                 See Notes to Consolidated Financial Statements

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

                                                                 YEARS ENDED APRIL 30,
                                                         --------------------------------------
                                                            2001          2000          1999
                                                         ----------    ----------    ----------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
  Capital lease obligations and notes payable related
     to laser and equipment purchases..................  $8,486,000    $7,076,000    $3,824,000
  Conversion of preferred stock and deemed preferred
     dividends to common stock.........................   2,456,000
  Notes issued for contract rights.....................                 3,500,000
  Deemed preferred dividends...........................     161,000       209,000       171,000
  Accrued stock offering costs.........................                  (412,000)      244,000
  Stock or stock options issued for contract rights....                   250,000
  Warrants issued for equipment purchase and future
     services..........................................     184,000                     106,000
ACQUISITIONS -- Fair value of assets acquired..........   9,108,000                  13,286,000
  Liabilities assumed and seller financing obtained....   2,378,000                  10,018,000
  Cash paid............................................   6,730,000                   3,268,000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for interest...............  $  980,000    $1,129,000    $1,160,000
  Cash paid during the year for income taxes...........     210,000        62,000            --

                See Notes to Consolidated Financial Statements.

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF ORGANIZATION

     Laser Vision Centers, Inc. (LaserVision or the Company) provides excimer lasers and other equipment to eye surgeons for the treatment of nearsightedness, farsightedness, astigmatism and cataracts and related support services. We are one of the largest providers of access to such equipment and services in the U.S. Much of our equipment is mobile, and we routinely move it from location to location in response to customer demand. We also provide our equipment at fixed locations. Our flexible delivery system enlarges the pool of potential locations, eye surgeons and patients that we can serve, and allows us to effectively respond to changing market demands.

     Excimer lasers can be used with microkeratomes to perform procedures known as laser in situ keratomiliusis (LASIK) and photorefractive keratectomy (PRK) to reshape the cornea, thereby adjusting its refractive power, which in turn eliminates or reduces the need for corrective lenses.

     Eye surgeons pay us a fee for each procedure they perform using our equipment and value added services. We typically provide each piece of equipment to many different eye surgeons, which allows us to more efficiently use the equipment and offer it at an affordable price. We refer to our practice of providing equipment to multiple eye surgeons as "shared access".

     Eye surgeons take advantage of our shared access services and flexible delivery system for a variety of reasons including the ability to:

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

     -- use the equipment without responsibility for maintenance or repair

     -- cost effectively serve small to medium-sized markets and remote locations

     -- serve satellite locations even in large markets

     -- benefit from our other clinical and marketing resources

     -- benefit from our patient financing programs

     We provide a broad range of value-added services to the eye surgeons who use our equipment, including initial physician and staff training, technical support and equipment maintenance, marketing, clinical advisory service, patient financing and practice satelliting. Eye surgeons who are developing their practices, or who perform limited numbers of procedures, find our support services particularly attractive. We continue to look for ways to expand our support services, so that we can offer value to those surgeons who perform enough procedures to otherwise justify the purchase of their own equipment.

     We provide mobile cataract equipment and services through our Midwest Surgical Services, Inc. (MSS) subsidiary. MSS focuses on developing relationships between local hospitals, referring optometrists and eye surgeons in small to medium sized markets. In this way, we expand the demand for "close to home" cataract surgery which we make economically feasible through our shared-access approach and mobile systems. We entered the cataract business with our purchase of MSS in December 1998.

     During the year ended April 30, 2001, LaserVision acquired certain intangible assets, employees and contracts from BSM Consulting Group (BSM), a company that designs and develops ambulatory surgery centers (ASC's). We plan to utilize the expertise of BSM to acquire or open several ASC's during the next several years and become a more fully integrated ophthalmic services company.

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, as well as the reported amounts of revenue and expenses. Actual results could differ from those estimates.

BASIS OF CONSOLIDATION

     The consolidated financial statements include the accounts of LaserVision and its wholly and majority-owned subsidiaries including twelve majority owned partnerships, seven and five which were new during fiscal 2001 and 2000, respectively. All significant intercompany accounts and transactions have been eliminated.

CASH EQUIVALENTS

     We consider unrestricted cash, as well as short-term investments purchased with an original maturity of three months or less, to be cash equivalents. Cash and cash equivalents included money market funds of $112,000 and $1,591,000 at April 30, 2001 and 2000, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     For purposes of financial reporting, we have determined that the fair value of our financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, restricted cash and notes payable approximated book value at April 30, 2001 and 2000, based on terms currently available to us in financial markets.

CREDIT RISK

     Financial instruments which potentially subject LaserVision to concentrations of credit risk consist principally of funds held in commercial paper, money market accounts and trade receivables.

     As of April 30, 2001 and 2000, we have deposited $19,559,000 and $45,353,000, respectively, in government obligations, commercial paper, certificates of deposit, and money market accounts at financial institutions. Management believes the credit risk related to these funds is limited due to the short-term nature of the accounts.

INVENTORIES

     Inventory is recorded at cost and includes key cards which operate the lasers, lenses and medical supplies. Inventories are stated net of a reserve for estimated excess and obsolete inventory of $169,000 and $181,000 at April 30, 2001 and 2000, respectively.

PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost. Long-lived assets determined to be impaired are stated at the estimated fair value at the date impairment was determined. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation and amortization are computed utilizing the straight-line method. In the opinion of management, this method is adequate to allocate the cost of equipment over its estimated useful lives which generally range from four to five years. Depreciation for lasers, mobile equipment and medical equipment is included in cost of revenues. Depreciation for leasehold improvements, furniture and fixtures is classified as a selling, general and administrative expense.

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

OTHER ASSETS

     Costs of goodwill, tradename, servicemark and deferred contract rights are being amortized over their estimated useful lives or contract terms which range from 5 to 15 years. The carrying value of goodwill is assessed for recoverability by management based on an analysis of undiscounted projected cash flows from the underlying operations. If the carrying value of goodwill is determined to not be recoverable, a writedown of goodwill will be recognized to the extent expected future discounted cash flows are less than the carrying value of goodwill. Implementation of Statement on Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS 142) in fiscal 2002 will eliminate the amortization of goodwill but will not affect amortization of contract rights. See discussion below titled "New Accounting Standards".

STOCK-BASED COMPENSATION

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) which defines the fair value based method of accounting for stock options, purchase and award plans. SFAS 123 allows companies to use the fair value method defined in the Statement or to continue use of the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). LaserVision utilizes APB 25 for accounting for employee stock options and warrants. We also use APB 25 for accounting for stock options and warrants granted to non-employees for serving on our Board of Directors. See Note 15 for the pro forma impact on the net income (loss) per share for the years ended April 30, 2001, 2000, and 1999.

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

COST OF REVENUE

     Cost of revenue includes license fees and professional medical services, depreciation and amortization and other costs. Other costs include laser maintenance including optics and gases, mobile equipment travel, laser technician salaries, and medical supplies.

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES

VENDOR PROGRAM CHANGE EXPENSE

     On February 22, 2000, Visx, Inc. (Visx), the manufacturer of most of the lasers owned by LaserVision, announced a new program for its customers, including LaserVision, that included a change in the royalty fee charged by Visx from $250 per procedure to $100 per procedure. Along with this pricing change Visx announced that it will no longer provide procedure cards for enhancements at no charge, nor will they provide credits for procedure cards used for past enhancements or ambassadors. (An enhancement is a procedure subsequent to the initial treatment that is performed to improve the surgical result. An ambassador is a patient who is treated at no charge and is frequently a celebrity or a member of the surgeon's practice.) In addition, Visx would not exchange the inventory of procedure cards held by LaserVision at a cost of $250 per procedure card for procedure cards at the reduced cost of $100. Accordingly, LaserVision recorded a one-time charge of approximately $2.0 million in the year ended April 30, 2000 for actual and estimated expenses related to enhancements and ambassadors, and reductions in inventory value, which would not be reimbursed by Visx and which LaserVision did not expect to collect from its customers without legal assistance.

INCOME TAXES

     LaserVision uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recorded based on the difference between the income tax bases of assets and liabilities and their carrying amounts for financial reporting purposes. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. See Note 11 for further discussion of income taxes.

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

NET INCOME PER SHARE

     The net income per share was computed using the "Weighted average number of common shares outstanding -- basic" during each period.

     The "Net Income per Share -- Basic" for the years ended April 30, 2001, 2000 and 1999, was computed using the "Weighted average number of common shares outstanding -- basic" during each period and reflects $161,000, $209,000 and $171,000, respectively, of deemed dividends on the Series B Convertible preferred stock. For the years ended April 30, 2000 and 1999, the Consolidated Statement of Operations reflects an income tax benefit, while an income tax provision was recorded during the year ended April 30, 2001.

     "Weighted average number of common shares outstanding -- diluted" for the years ended April 30, 2001, 2000 and 1999 includes the dilutive effects of warrants and options using the treasury stock method and the Series B Convertible Preferred Stock. For the years ended April 30, 2001, 2000 and 1999, dilutive warrants and options were calculated using an average market price of $4.01, $15.85 and $9.93, respectively. As of April 30, 2001, 2000 and 1999, 7.5,
5.5 and 5.8 million warrants and options, respectively, were outstanding with an average exercise price of approximately $7.92, $9.86 and $5.12, respectively. Only outstanding options and warrants with a strike price below $4.01 are reflected in the table below.

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES

     Diluted per share calculations are as follows:

                                                                    YEAR ENDED APRIL 30,
                                                          -----------------------------------------
                                                             2001           2000           1999
                                                          -----------    -----------    -----------
Net income............................................    $ 1,248,000    $13,858,000    $ 6,540,000
Deemed preferred dividends............................       (161,000)      (209,000)      (171,000)
                                                          -----------    -----------    -----------
  Net income applicable to common stockholders........      1,087,000     13,649,000    $ 6,369,000
Weighted average number of common shares
  outstanding -- basic................................     24,264,000     24,884,000     20,290,000
Dilutive securities:
  Warrants and options................................         62,000      2,673,000      2,778,000
  Preferred stock.....................................                       903,000        862,000
Weighed average number of common shares outstanding --
  diluted.............................................     24,326,000     28,460,000     23,930,000
Net income per share -- diluted.......................    $       .04    $       .49    $       .27

NEW ACCOUNTING STANDARDS

     In June 1999, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" (SFAS 137). Statement on Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) provides standards on accounting and disclosure for derivative instruments, and requires that all derivatives be measured at fair value and reported as either assets or liabilities in LaserVision's Consolidated Balance Sheet. In accordance with issuance of SFAS No. 137, LaserVision will be required to adopt the provisions of SFAS 133 no later than the beginning of fiscal year 2002. Based upon review of the provisions of this standard, LaserVision believes that it will not have a significant impact on its financial position, results of operations or on its financial reporting.

     On December 3, 1999, the staff of the Securities and Exchange Commission
(SEC) issued Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements." This Bulletin provides specific guidance on the recognition, presentation, and disclosure of revenue and related accounting policies in financial statements. The provisions of SAB 101 were required to be applied by LaserVision beginning in the fourth quarter of fiscal 2001. Based upon review of the criteria for revenue recognition specified within SAB No. 101, we believe that our revenue recognition policies comply with the bulletin.

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and Statement on Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 provides standards on accounting for business combinations, eliminates the pooling of interests method of accounting for business combinations and provides separate recognition criteria for intangible assets. SFAS 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and provides guidance on impairment testing for goodwill and indefinite-lived intangible assets. The provisions of FAS 141 and FAS 142 are expected to be applied by Laser Vision beginning in the first quarter of fiscal 2002. The impact of these new standards will primarily apply to our goodwill balance of $21,433,000 at April 30, 2001. Amortization of goodwill totaled $1,612,000 during the year ended April 30, 2001.

3.   MEDICAL CONSULTING AGREEMENTS

     In April 1998, a five year contract was entered with the president of Minnesota Eye Consultants (MEC) and member of the LaserVision's Board of Directors to provide ongoing service as our medical director for $60,000 per year. LaserVision has agreed to pay another physician in the same practice $60,000 per year for

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES five years to provide services as a medical director. Both of these agreements were amended effective May 1, 1999 to $100,000 per year. 320,000 warrants with an average exercise price of $5.27 per share, $.14 above the market price at date of issuance, were also issued to these physicians in exchange for their future services. The practice has also agreed to exchange their right to purchase an excimer laser at a discounted price in exchange for 120,000 stock options with an exercise price of $5.13 per share, the market price at the date of agreement. The ophthalmic practice has committed to using this laser for a minimum number of procedures within five years. These warrants and stock options are included in the Warrants and options line in the Stockholders' equity section of the balance sheet. The $466,000 of costs associated with these future medical services has been deferred and are being amortized over the related service period (vesting periods when shorter). Amortization of these deferred costs totalled $127,000 for each of the years ended April 30, 2001 and 2000. The $179,000 of costs associated with the equipment purchase right has been capitalized as part of the cost of the related laser.

4.   ACQUISITIONS

     Effective June 2000 LaserVision acquired Southeast Medical, Inc. (Southeast Medical) of Mandeville, Louisiana for $1.5 million of cash and future contingent consideration which is dependent upon Southeast Medical achieving certain levels of revenue. This transaction has been accounted for under the purchase method of accounting and was financed with existing cash. Southeast Medical is a provider of mobile cataract services in Louisiana and Mississippi and the results of its operations for the eleven months ended April 30, 2001 are included in the consolidated financial statements of LaserVision. For segment reporting purposes, its results of operations are included in the cataract segment.

     Effective December 2000 LaserVision acquired OR Providers, Inc. (OR Providers) of Twinsburg, Ohio for $2.9 million of cash and future contingent consideration which is dependent upon ORP achieving certain levels of revenue less supply costs. This transaction has been accounted for under the purchase method of accounting and was financed with existing cash. OR Providers is a provider of mobile cataract services in the middle eastern U.S. and the results of operations for the five months ended April 30, 2001 are included in the consolidated financial statements of LaserVision. For segment reporting purposes, its results of operations are included in the cataract segment.

     Effective January 2001 LaserVision acquired Southern Ophthalmics of South Carolina for $50,000 of cash and an assumption of approximately $0.8 million of bank debt. This transaction has been accounted for under the purchase method of accounting and was financed with existing cash. Southern Ophthalmics is a provider of mobile cataract services to locations in South Carolina and Georgia and the results of operations for the four months ended April 30, 2001 are included in the consolidated financial statements of LaserVision. For segment reporting purposes, its results of operations are included in the cataract segment.

     Effective January 2001 Laser Vision acquired Valley Laser Eye Center (VLEC) of Fargo, North Dakota for $2.2 million of cash. This transaction has been accounted for under the purchase method of accounting and was financed with existing cash. VLEC is a refractive center where the LASIK procedure is performed and the results of their operations for the four months ended April 30, 2001 are included in the consolidated financial statement of LaserVision. For segment reporting purposes, its results of operations are included in the North American Refractive segment.

     In January 2001 LaserVision acquired certain intangible assets from BSM. This transaction has been accounted for under the purchase method of accounting and was financed with existing cash and treasury stock. BSM designs and develops ASC's. For segment reporting purposes, its results of operations are included in the North American Refractive segment in fiscal 2001.

     The previous five acquisitions resulted in approximately $7.0 million of goodwill. Any contingent consideration paid out in the future on the above acquisitions is expected to be recorded as additional goodwill.

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES

     On December 4, 1998, LaserVision acquired all of the outstanding stock of MSS for $3.8 million (including accrued dividends) and, based on MSS's operating performance, up to $8.25 million of contingent consideration in cash or LaserVision common stock. The contingent consideration was based upon MSS meeting certain operating income targets as defined in the sales agreement for the five-month period ended April 30, 1999, the twelve-month period ended April 30, 2000, and the three-month period ending July 31, 2000. LaserVision determined, in its sole discretion, that up to half of the contingent consideration be paid in common stock. LaserVision paid $2.8 million of the purchase price during the third quarter of fiscal year 1999 and $1 million in April 1999. Actual contingent consideration paid in cash during fiscal 2000 and 2001 totaled $6.4 million as discussed below.. Richard L. Lindstrom, M.D. held a minority position of less than 9% in MSS at the time of its acquisition. MSS provides mobile access to cataract surgery technology.

     The MSS acquisition allowed us to provide another type of mobile service to our ophthalmic surgeon customers. MSS has operated as a separate subsidiary while MSS's operating results determined the amount of any additional consideration. The acquisition was accounted for as a purchase and resulted in goodwill of $2.9 million prior to the effects of any contingent consideration. The results of operations of MSS are included with LaserVision's results since the date of the acquisition. MSS met the operating income target for the five-month period ending April 30, 1999. Accordingly, the former owners of MSS were paid $750,000 of contingent consideration in cash. MSS also met the operating income target for the twelve-month period ending April 30, 2000. Accordingly, the former owners of MSS were paid approximately $5.4 million of contingent consideration in cash. This amount was included in accrued liabilities and recorded as additional goodwill at April 30, 2000. MSS also met the operating income target for the three-month period ending July 31, 2001. Accordingly, the former owners of MSS were paid approximately $199,000 of contingent consideration in stock. All additional consideration required to be paid has been recorded as goodwill.

     On September 1, 1998, LaserVision acquired all of the outstanding stock of Refractive Surgical Resources, Inc. (RSR) for $468,000 in cash and $2.1 million in notes payable of which $1.1 million was due and paid within one year. Richard
L. Lindstrom, M.D., one of LaserVision's outside directors, held a minority ownership position of less than 7% in RSR at the time of its acquisition. RSR provides microkeratome access and the related disposable blades used by ophthalmologists during the LASIK procedure. This acquisition complemented our refractive surgery business and has been integrated with our field operations. The acquisition was accounted for as a purchase and resulted in goodwill of $2.6 million. The results of operations of RSR are included with LaserVision's results since the date of acquisition.

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

5.   MINORITY INTEREST

     During the year ended April 30, 1999 LaserVision established a limited liability partnership to own and operate one transportable refractive laser and related equipment and services (the Partnership). LaserVision is the general partner and owns 60% of the Partnership. LaserVision contributed equipment with a net book value of $620,000 and an estimated fair value of $650,000 to the partnership and received $260,000 from the minority partner, MEC, for this minority interest. LaserVision receives a management fee from the Partnership for providing certain staff, supplies, maintenance and administrative services. The net operating

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES cash flow of the Partnership is distributed to the two partners as a dividend on a quarterly basis. The Partnership's operating results are included in the Consolidated Statement of Operations. See Note 17 for related party disclosure.

     LaserVision entered into a total of twelve other partnership agreements with unrelated parties during the years ended April 30, 2000 and 2001. LaserVision is the general partner of each of these partnerships and receives a management fee from the partnerships for providing certain staff, supplies, maintenance and administrative services. LaserVision and the minority partners have contributed a combination of lasers, related medical equipment, and cash to these partnerships totaling $4.9 million. The minority interests in these partnerships range from 20% to 49%. The terms of the agreements range from two to seven years. The net operating cash flow of the partnerships totaled $1.3 million during the year ended April 30, 2001 and was distributed to the partners as a dividend on a quarterly basis. These partnerships' operating results are included in the Consolidated Statement of Operations. One partnership agreement was cancelled during fiscal 2001. The cancellation had no material effect on the Company's consolidated financial statements.

6.   OTHER ASSETS

     Other assets at April 30 consist of the following:

                                                                   2001           2000
                                                                -----------    -----------
Goodwill, net of $2,894,000 and $1,363,000 accumulated
  amortization, respectively (Note 4).......................    $21,433,000    $15,664,000
Deferred contract rights and other, net.....................     12,266,000      2,381,000
Tradename and servicemark costs, net of $127,000 and
  $107,000 amortization, respectively.......................         54,000         74,000
Investment in common equity securities, net of $169,000
  unrealized holding loss...................................             --      2,325,000
Rent deposits and other, net................................        384,000        224,000
                                                                -----------    -----------
  Total.....................................................    $34,137,000    $20,668,000
                                                                ===========    ===========

     The significant increase in goodwill from April 30, 2000 to April 30, 2001 is primarily a result of the acquisitions of ORP and Southeast Medical. The significant increase in deferred contract rights and other, net is a result of paying cash to physicians for signing long-term contracts. See also Note 17.

     At April 30, 2000, the Investment in common equity securities was carried at market value and the unrealized holding loss of $169,000 was included in stockholders' equity. During the year ended April 30, 2001, the Investment in common equity securities was sold and a gain of $595,000 was recognized.

7.   NOTES PAYABLE

     In October 1996, LaserVision entered into an agreement to borrow $4.2 million over four and one half years and bearing interest at 11%. Monthly payments of $96,000 were due through January 2001 and a balloon payment of $660,000 was due in March 2001. This loan was secured by eight excimer lasers used in the U.S. and $1,650,000 of restricted cash. This loan was paid in full in December 2000.

     In March 1997 LaserVision entered into an agreement to borrow $1.7 million over four years and bearing interest at 15%. As part of this agreement we also issued 50,000 warrants, exercisable within five years, to the lender at the then current market price. The $48,000 estimated fair value of these warrants is being recognized as additional interest expense over the life of the debt. Monthly payments of $43,000 were due through March 2001 and a balloon payment of $168,000 was due in April 2001. This loan was paid in full in April 2001. In

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES

October 1997 we borrowed an additional $813,000 from this same lender. Under the March 1997 debt agreement, the lender had the right to increase the percentage funded by the original loan under similar financial terms including the receipt of 15,000 additional stock warrants. The $32,000 estimated fair value of these warrants is being recognized as additional interest expense over the life of the debt. These loans are secured by seven excimer lasers used in the U.S. Relative to this additional borrowing, monthly payments of $21,000 are due through August 2001 with a balloon payment of $84,000 due in September 2001.

     In January 1998, we financed the purchase of a laser and other medical equipment for $390,000, with interest at 9.5% for three years. Monthly payments of $12,500 were due through December 2000. The debt was collateralized by the equipment purchased. This loan was paid in full in December 2000.

     During the year ended April 30, 1998 we borrowed $535,000 at 5.8% for three years to finance the purchase of two excimer lasers. During the year ended April 30, 1999 we borrowed $4.3 million at 5.8% for two to three years to finance the purchase of sixteen excimer lasers. During the year ended April 30, 2000 we borrowed $6.1 million at 5.8% for two to three years to finance the purchase of twenty-six excimer lasers. During the year ended April 30, 2001 we borrowed $4.9 million for two years to finance the purchase of lasers and upgrades. These notes do not bear interest, the effect of which was not material to the April 30, 2001 consolidated financial statements. Aggregate monthly payments on these borrowings range from $6,000 to $13,000 for each laser. The debt is collateralized by the same lasers.

     In April 2000, in conjunction with a partnership agreement (see Note 5), LaserVision issued a note for $1.0 million in exchange for equipment and future contract rights. The note was due and paid in January 2001 and did not bear interest.

     In April 2000, in conjunction with a partnership agreement (see Note 5), LaserVision issued a note for $2.5 million in exchange for equipment and an interest in the physician's practice. A principal and interest payment of $1.3 million was made in April 2001 and the remainder is due April 2002. The note bears interest at 5.5%.

     The $0.8 million note assumed in conjunction with the Southern Ophthalmics acquisition, bearing interest at 8.2%, was paid in April 2001.

     At April 30, 2001 the future maturity schedule for these notes is as follows:

                   YEAR ENDING APRIL 30,
                   ---------------------
2001........................................................  $5,537,000
2002........................................................   2,670,000
                                                              ----------
                                                              $8,207,000
                                                              ==========

8.   LINE OF CREDIT

     In October 2000 LaserVision finalized a three year, $20 million line of credit with LaSalle Bank as administrative agent. Interest rates vary with our choice of either the prime rate or a LIBOR (London Interbank Borrowing Rate) based rate. The line of credit is collateralized by accounts receivable, short-term investments, certain lasers and the related inventory and requires LaserVision to maintain certain financial covenants concerning EBITDA (earnings before interest, taxes, depreciation and amortization), a fixed charge coverage ratio, a maximum funded debt to EBITDA ratio and minimum net worth. The line of credit is due in October 2003. As of April 30, 2001, LaserVision has borrowed $4.0 million against this line of credit and was in compliance with the financial covenants.

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES

9.   OBLIGATIONS UNDER CAPITAL LEASES

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

     During the year ended April 30, 2001 LaserVision leased six lasers through Banc of America Leasing for 48 months at 8%. These leases are part of a $5 million leasing line. Restrictive financial covenants are the same as the LaSalle line of credit covenants but include a minimum cash and short-term investment balance of $9 million. Monthly payments on the leases range from $4,400 to $9,200 and maturity dates range from December 2004 to March 2005. At maturity, LaserVision can purchase the equipment for a fixed price, renew the lease or return the equipment. At April 30, 2001, LaserVision was in compliance with the related restrictive financial covenants.

     During the year ended April 30, 2001 LaserVision assumed three leases through an agreement with MEC. Quarterly payments on the leases range from $29,400 to $30,900, bear interest at 8%, and maturity dates range from December 2001 to March 2003.

     During the year ended April 30, 2001 LaserVision assumed several leases through the acquisition of ORP and Southeast Medical. Monthly payments on the leases range from $400 to $3,600 and maturity dates range from September 2001 to April 2004.

     Future minimum payments under capital leases as of April 30, 2001 are as follows:

YEAR ENDING APRIL 30,
---------------------
2002........................................................  $ 1,965,000
2003........................................................    1,574,000
2004........................................................    1,293,000
2005........................................................    1,106,000
2006........................................................      101,000
                                                              -----------
Total minimum lease payments................................    6,039,000
Less amount representing interest...........................     (795,000)
Less current portion........................................   (1,582,000)
                                                              -----------
Long-term portion of obligations under capital leases.......  $ 3,662,000
                                                              ===========

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES

     Assets under capital leases totaled $7,576,000 and $3,613,000, respectively, at April 30, 2001 and 2000. Depreciation of leased assets was $1,238,000, $1,297,000, and $594,000 for the years ended April 30, 2001, 2000 and 1999, respectively.

10. CONVERTIBLE PREFERRED STOCK

     LaserVision's amended Articles of Incorporation authorize the Board of Directors to issue 1,000,000 shares of preferred stock, at $.01 par value per share, in one or more series, designated by them as to rights, preferences, terms and limitations. As of April 30, 2001, 853,000 preferred shares were available for issuance.

     In June 1997, we received $6,000,000, less $513,000 of offering costs, from the issuance of 6,000 shares of restricted Series B Convertible Preferred Stock having a stated value of $1,000 per share, together with 200,000 vested warrants to purchase common stock at $4.70 per share, and the right to an additional 200,000 vested warrants to purchase common stock issuable on June 20, 1998, provided at least $2,000,000 of the preferred shares remained outstanding at that date. Such additional warrants were issued in June 1998 in accordance with the terms of the agreement at an exercise price of $8.93 per share and were exercised during fiscal 2000. The Series B shares bear no dividends and are convertible at any time. In August 1997, the common shares underlying the Series B shares and warrants were registered with the Securities and Exchange Commission (SEC) pursuant to registration rights under the Series B stock purchase agreement.

     The Series B shares were convertible into common stock at a conversion price, which at the Issuance Date, was the lower of (a) 85% of the average of the daily low sale price for the five consecutive trading days ending two days prior to the conversion date, of $3.01 at the Issuance date, and (b) $4.03. The number of common shares into which the preferred stock is convertible is determined by dividing the stated value of the preferred stock, increased on a daily basis at a rate of 5% per annum, by the conversion price. As the Series B shares are automatically convertible on June 20, 2002, the most beneficial conversion ratio was determined to include the additional common shares attributable to the 5% adjustment feature for the five-year period ending in 2002. After adjustment for this additional benefit, the $3.01 conversion price was reduced to $2.41, the most beneficial conversion price at the Issuance Date.

     The Series B shares were subject to mandatory redemption requirements under certain limited circumstances as defined in the preferred stock agreement and were classified as temporary equity, outside of stockholder's equity.

     In accounting for the Series B shares, LaserVision first allocated the net proceeds of $5,487,000 to the Series B Shares and the warrants based on their relative fair values at the Issuance Date, resulting in $5,242,000 assigned to the Series B Shares and $245,000 assigned to the warrants. We then allocated $3,667,000 of the Series B Shares net proceeds to paid-in-capital for the beneficial conversion feature. The beneficial conversion feature was recognized as a deemed dividend to the preferred stock over the minimum period in which the preferred shareholders could realize that return. Because the Series B Shares were immediately convertible, a portion of the beneficial conversion feature was realizable at the Issuance Date. Accordingly a $1,732,000 deemed dividend as of the Issuance Date was recognized as a charge to paid-in-capital and net loss applicable to common stockholders, and an increase in the carrying value of preferred stock. The balance of the beneficial conversion feature related to outstanding Series B Shares which was not realizable until subsequent periods and was recognized using the interest method. As a result, during the years ended April 30, 2001, 2000 and 1999, $161,000, $209,000 and $171,000,
respectively, of the beneficial conversion feature was recognized.

     During fiscal 1998, 2,750 Series B shares were converted to 904,292 shares of common stock with a carrying value of $1,590,000. During fiscal 2001, the remaining 3,250 Series B shares with a carrying value of $2,456,000 were converted to 2,388,946 shares of common stock of which 559,374 were newly issued and 1,829,572 shares came from treasury stock.

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES

11. INCOME TAXES

     The income tax expense (benefit) credited to operations consists of the following:

                                                                    YEAR ENDED APRIL 30,
                                                           --------------------------------------
                                                              2001         2000          1999
                                                           ----------   -----------   -----------
Current provision
  Federal................................................  $  167,000   $        --   $    62,000
  State..................................................     174,000            --       204,000
                                                           ----------   -----------   -----------
Total current provision..................................     341,000            --       266,000
Deferred provision (benefit):
  Federal................................................     978,000     4,358,000    (1,690,000)
  State..................................................     193,000       741,000      (509,000)
                                                           ----------   -----------   -----------
     Total deferred provision (benefit)..................   1,171,000     5,099,000    (2,199,000)
  (Decrease) increase in valuation allowance, provision
     for income taxes....................................    (125,000)   (8,493,000)      444,000
                                                           ----------   -----------   -----------
       Total current and deferred tax expense(benefit)...  $1,387,000   $(3,394,000)  $(1,489,000)
                                                           ==========   ===========   ===========

     The (benefit) provision for income taxes differs from the amount using the statutory federal income tax rate (34%) as follows:

                                                              2001         2000          1999
                                                           ----------   -----------   -----------
Statutory tax expense....................................  $  896,000   $ 3,558,000   $ 1,717,000
Change in valuation allowance............................    (125,000)   (8,493,000)   (3,455,000)
State taxes, net of federal benefit......................     149,000       489,000       201,000
Other, net...............................................     467,000     1,052,000        48,000
                                                           ----------   -----------   -----------
Income tax expense (benefit).............................  $1,387,000   $(3,394,000)  $(1,489,000)
                                                           ==========   ===========   ===========

     The deferred tax assets and deferred tax liabilities recorded in the consolidated balance sheet are as follows:

                                                                  2001           2000
                                                              ------------   ------------
Deferred tax assets:
Net operating loss carryforwards............................  $  3,320,000   $  4,785,000
Net operating loss carryforwards relative to stock options
  and warrants..............................................    19,256,000     19,423,000
Depreciation and property differences.......................        41,000         96,000
Other.......................................................       742,000        393,000
                                                              ------------   ------------
Gross deferred tax assets...................................    23,359,000     24,697,000
Valuation allowance, provision for income taxes.............            --       (125,000)
Valuation allowance, equity.................................   (13,149,000)   (14,583,000)
                                                              ------------   ------------
     Total valuation allowance..............................   (13,149,000)   (14,708,000)
                                                              ------------   ------------
  Net deferred tax asset....................................  $ 10,210,000   $  9,989,000
                                                              ============   ============

     At April 30, 2001, LaserVision had aggregate net operating loss (NOL) carryforwards of approximately $58.7 million for income tax purposes available to offset future regular federal taxable income which expire in various amounts through 2020. During the year ended April 30, 2001, LaserVision utilized approximately $3.1 million in NOL carryforwards to offset taxable income.

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES

     The "Valuation allowance, provision for income taxes" reflects the tax benefit which was reflected in the statement of operations when released. Management has determined that based on expected future operating plans, the net deferred tax assets generated by operations at April 30, 2001 will more likely than not be utilized to offset future taxes. Therefore, no valuation allowance related to such deferred tax assets has been recorded at April 30, 2001. The valuation allowance, provision for income taxes at April 30, 2000 reflected potential non-realization of state NOL carryforwards.

     The "Valuation allowance, equity" reflects the tax benefit that will be reflected directly to stockholders' equity upon release. This tax benefit relates to certain equity transactions that did not impact operating results, such as those arising from the exercise of non-qualified stock options and warrants. The deferred tax asset generated by the employees' exercise of non-qualified options and warrants served to reduce current taxes to be paid by LaserVision of approximately $0.2 million during the year ended April 30, 2001. During the year ended April 30, 2001 and 2000, the tax benefit generated by the exercise of non-qualified options and warrants of approximately $1.4 million and $4.8 million, respectively, was recorded as an increase in stockholders' equity. As management is uncertain that all tax benefits generated by the exercise of non-qualified options and warrants will be utilized to offset future taxes, a valuation allowance of $13.1 million has been recorded at April 30, 2001.

12. COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENTS

     During fiscal 2000, LaserVision entered into three-year agreements with four officers of LaserVision to provide for base salaries, the potential payment of certain bonuses and severance payments equal to 36 months of base compensation.

OPERATING LEASES

     LaserVision has office and laser center lease agreements in St. Louis, MO, Minneapolis, MN, San Jose, CA, Fargo, ND, Twinsburg, OH, Springfield, MO, Boston, MA, Worcester, MA, Wichita, KS, Long Island, NY, Colton, CA and London, England. The operating leases commenced in 1994, 1996, 2000 and 2001 and shall end in 2001, 2002, 2003, 2004, 2006 and 2007. Approximate future minimum rental payments under the leases for the next five years are as follows:

                                                                   MINIMUM
                   YEAR ENDING APRIL 30,                       RENTAL PAYMENTS
                   ---------------------                       ---------------
2002.......................................................      $1,260,000
2003.......................................................       1,076,000
2004.......................................................       1,001,000
2005.......................................................         967,000
2006.......................................................         886,000

     Related rental expenses totaled $1,178,000, $516,000, and $371,000 for the years ended April 30, 2001, 2000 and 1999, respectively.

NOTES WITH RECOURSE

     As of April 30, 2001 and 2000, LaserVision had guaranteed notes payable totaling $1,074,000 and $4,048,000, respectively, to a third party by certain patients who elected to finance a portion of the cost of their refractive surgery. Total fees received by LaserVision for providing the guarantee have historically not been significant and were less than $250,000 in the fiscal years ended April 30, 2000 and 1999. Total payments under the guarantee have been less than 10% of loans guaranteed. A reserve for potential future payments

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES under the guarantee has been established. If requested, LaserVision is obligated to repurchase these financing contracts. A non-recourse patient financing program was in effect in fiscal 2001.

13. CONTINGENCIES AND LEGAL PROCEEDINGS

     On January 12, 2001 LaserVision reached a settlement with the Center for Devices and Radiological Health of the U.S. Food and Drug Administration (FDA) of the administrative complaint filed in April 2000. The complaint against the Company and four of its executives related to the prior use of so-called "international cards" software that enabled its excimer lasers to be used to perform laser eye surgeries for higher myopia cases (greater than -6.0 diopters) than what was initially approved by the FDA. The FDA ultimately approved the use of an excimer laser for higher myopia cases in January 1998.

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

     Under the terms of the settlement agreement, the Company and the four executives paid a total of $1.5 million to settle all claims in the Complaint. The FDA had sought payment of as much as $5 million. The settlement contained no finding of any wrongdoing on the part of the Company or any of its executives. Approximately $2.1 million related to the FDA settlement, including officer indemnification and the related legal expenses, is included in selling, general and administrative expenses for the year ended April 30, 2001. There were no such costs in the prior fiscal year.

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

     A lawsuit entitled LaserVision v. The Laser Vision Institute, LLC, was filed in the U.S. District Court for the Eastern District of Missouri. The Company filed this lawsuit against The Laser Vision Institute, LLC for infringement of its registered service marks and related claims. The Laser Vision Institute has filed a counterclaim for cancellation of the Company's registered marks as well as filing a similar cancellation proceeding in the U.S. Trademark Trial and Appeals Board. This action is currently in the discovery stage and the outcome is not possible to predict.

     A lawsuit entitled LaserVision v. Center for Sight d/b/a Teplick Laser Vision, was filed in the United States District Court for the Eastern District of Missouri. This is a lawsuit for Breach of Contract and Trademark Infringement against a former customer of the Company. It seeks payment of fees for services in the amount of $445,000 and to stop the Defendant from infringing the Company's registered service marks. Although this lawsuit has only recently been filed and the Defendant has not filed any responsive pleadings, the Company expects that it will ultimately prevail in this matter.

     A lawsuit entitled LaserVision v Hart Eye Center, Inc. was filed in the U.S. District Court for the Eastern District of Missouri. This is a lawsuit for Breach of Contract against a former customer of the Company. It seeks payment of fees for services in the amount of $236,000. Although this lawsuit has only recently been filed and the Defendant has not filed responsive pleadings, the Company expects that it will ultimately prevail in this matter.

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES

     A lawsuit by four directors of Icon Laser Eye Centers, SpA (SpA) against the Company, filed in the Court of Appeals of Milan, Italy. This suit involves essentially identical facts and circumstances to a lawsuit filed by the Company in the Circuit Court of St. Louis County Missouri in 1993 involving certain disputes between the two companies and had previously been reported by the Company. A Judgment by Default was entered against SpA, which was ultimately upheld by the Missouri Supreme Court. The Company considers that the current suit by SpA to be totally without merit and is vigorously defending this lawsuit. The Company expects that it will ultimately prevail.

     The Company has been contacted by three state sales tax authorities who are reviewing whether the services provided by LaserVision to our surgeon customers are subject to state sales and use tax. One state has determined that LaserVision is not liable, and two states have made a preliminary determination that our services are subject to sales and use tax and that penalties and interest are also due. The Company has contacted state tax professionals to assist the Company in evaluating the appropriate response to this preliminary determination. Two other states have contacted some of our customers and requested that they pay sales or use taxes on our services. It is our belief that the Company is providing a service to our customers which is not taxable and accordingly we have not collected sales and use tax. Although our contracts generally require our customers to pay any sales taxes, the outcome of each such sales and use tax review is not known.

     We are currently involved in other, non-material litigation. We do not expect that any outstanding or pending legal proceedings, individually or in the aggregate, will have a material adverse effect upon our future results of operations, liquidity or financial condition.

14. CAPITAL STOCK AND TREASURY STOCK

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

     On July 12, 1999, LaserVision's Board of Directors approved a 2-for-1 stock split effective August 9, 1999 to stockholders of record at the close of business on July 23, 1999. The split was effected in the form of a 100% stock dividend on August 9, 1999. The effects of this split have been reflected retroactively in the financial statements as if it had occurred on May 1, 1998.

     During the fourth quarter of fiscal 2000 and the nine months ended January 31, 2001, LaserVision repurchased 1.2 million and 1.2 million shares, respectively, of the outstanding common stock for approximately $7.8 million and $3.0 million, respectively. Treasury stock, which is carried at cost, was repurchased to meet LaserVision's obligations under its stock option and warrant plans, other stock-based plans, and the conversion of preferred stock while minimizing dilution to shareholders.

15. STOCK OPTIONS AND WARRANTS

     LaserVision has four plans under which registered stock options and warrants have been granted and also has issued other warrants. These plans are administered by the Board of Directors whose Compensation Committee recommends option and warrant grants for officers, directors and key consultants of LaserVision.

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES

     On November 10, 2000 the stockholders of LaserVision approved the 2000 Incentive Stock Plan and LaserVision reserved 2,000,000 shares of common stock for potential issuance under this plan. Key employees, directors and service providers can receive stock options, stock appreciation rights, restricted stock, performance awards or stock units. LaserVision only issued stock options under this plan during fiscal 2001. A total of 753,750 shares were available for issuance under this plan at April 30, 2001.

     Under the 1994 Non-Qualified Warrant Plan, as amended on January 19, 1996, March 19, 1998, and October 28, 1999, LaserVision has reserved 7,400,000 shares of common stock for issuance upon exercise of registered warrants granted to certain employees, directors and consultants. Such warrants generally vest ratably over various lengths of time and expire after five to seven years. A total of 222,000 warrants were available for issuance under this plan at April 30, 2001.

     The 1990 Incentive Stock Option Plan (the Option Plan) was approved by stockholders of LaserVision on March 5, 1990 and amended by the stockholders on April 22, 1992, January 19, 1996 and March 19, 1998. Under the terms of the Option Plan, we had reserved 2,000,000 shares for issuance upon exercise of options granted to employees and officers of LaserVision. The exercise price may not be less than the market price of the common stock on the date of grant. Options are not assignable and may be exercised only by the employee while employed by LaserVision, or within three months after termination of employment unless due to death or disability. Options are exercisable in increments over four years and had an initial expiration date of five years. No options were available for issuance under this plan at April 30, 2001.

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

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES

     Information with respect to the previous plans is as follows:

                                                                   NON-QUALIFIED    NON-QUALIFIED
                                                INCENTIVE STOCK        STOCK          AND OTHER      INCENTIVE
                                                  OPTION PLAN       OPTION PLAN       WARRANTS       STOCK PLAN
                                                ---------------    -------------    -------------    ----------
Outstanding at April 30, 1998...............         966,304          673,612         4,007,600             --
Exercised ($1.50 to $6.22)..................        (359,532)        (253,500)       (1,309,500)            --
Granted ($4.44 to $15.10)...................         649,500          263,200           824,000             --
Forfeited ($2.75 to $4.88)..................         (38,626)         (12,612)               --             --
                                                   ---------         --------        ----------      ---------
Outstanding at April 30, 1999...............       1,217,646          670,700         3,522,100             --
Exercised ($1.50 to 15.19)..................        (252,745)        (247,005)       (1,315,690)            --
Granted ($8.69 to $27.53)...................         110,700           32,000           824,400             --
Forfeited ($3.72 to $21.56).................        (111,100)         (72,860)          (10,000)            --
                                                   ---------         --------        ----------      ---------
Outstanding at April 30, 2000...............         964,501          382,835         3,020,810             --
Exercised ($3.72 to $4.88)..................         (14,100)              --                --             --
Granted ($1.77 to $4.82)....................              --               --         1,006,500      1,266,250
Forfeited ($1.75 to $15.09).................         (83,401)              --          (173,500)       (20,000)
Expired ($4.35).............................          (9,800)              --                --             --
                                                   ---------         --------        ----------      ---------
Outstanding at April 30, 2001...............         857,200          382,835         3,853,810      1,246,250
                                                   =========         ========        ==========      =========
Average price per share at April 30,
  1999......................................       $    6.25         $   4.98        $     4.54             --
  2000......................................            7.03             5.62              6.03             --
  2001......................................            6.88             5.62              5.62           1.87
Exercisable at April 30,
  1999......................................         496,096          316,366         2,190,350             --
  2000......................................         478,832          188,685         1,581,260             --
  2001......................................         718,400          333,851         2,549,999         87,500

     LaserVision also has 1,160,000 warrants outstanding as of April 30, 2000 with each warrant exercisable for one share of common stock; 200,000 at a price of $4.70 per share and 960,000 at a price of $27.53 per share. The $4.70 warrants had fair value of $1.23 on the grant date and expire in June 2002. As discussed in Note 10, these warrants were issued above the market price in connection with the issuance of the Series B Convertible Preferred Stock. The $27.53 warrants expire in June 2004 and had a fair value on the grant date of $10.49 each. These $27.53 warrants were issued to executive officers, and vest over two years.

     During fiscal 1997, LaserVision adopted SFAS 123, which addresses accounting for stock option and warrant plans and selected the "intrinsic value based method" for valuing stock options granted to employees. Had compensation cost for all of LaserVision's stock option and warrant plans been determined based upon the fair value at the grant dates consistent with an alternative methodology prescribed in SFAS 123,

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES

LaserVision's net income and net income per share would have decreased to the pro forma amounts indicated below using the weighted average fair theoretical values indicated:

                    YEAR ENDED APRIL 30,                         2001      2000       1999
                    --------------------                        ------    -------    ------
Net income as reported (thousands)..........................    $1,248    $13,858    $6,540
Pro forma net income (loss) (thousands).....................    (4,025)     9,410     4,870
Net income per share -- basic as reported...................       .04        .55       .31
Net income per share -- diluted as reported.................       .04        .49       .27
Pro forma net income (loss) per share -- basic..............      (.17)       .37       .25
Pro forma net income (loss per share -- diluted.............      (.17)       .33       .22
Weighted average fair value of grants at market.............      1.59       7.11      2.06
Weighted average fair value of grants above market..........        --         --       .64
Weighted average exercise price of grants at market.........      3.17      18.27      6.67
Weighted average exercise price of grants above market......        --         --      8.89

     The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for grants in fiscal 2001, 2000, and 1999, respectively: risk-free interest rates of 5.3% to 6.6%, 5% to 5.9%, and 4.5% to 5.2%, expected volatility of 68% to 72%, 56% to 72%, and 40% to 45% and no dividends. The theoretical pro forma loss for fiscal 2001 was due to options and warrants which were exercisable at prices above the April 30, 2001 market price. During fiscal 2000 and 1999, option and warrant grants had an expected life of two and one half years (except for 74,500 warrants issued in fiscal 1999 with an expected life of three years). During fiscal 2001, option and warrant grants had an expected life of 3.1 years.

     Since employee stock options and warrants are not traded on a secondary exchange, employees receive no benefit and derive no value from holding stock options and warrants under these plans without an increase in the market price of our stock. Such an increase would benefit all stockholders. Officers and many employees also have practical limitations which significantly limit when they may sell the stock acquired when options and warrants are exercised. The exercise of non-qualified warrants and options results in taxable income to the recipient and tax deductions to LaserVision. The related tax benefits do not get recorded in the income statement but are credited directly to equity. See Note 11 for related information.

     The following table summarizes information for stock warrants and options outstanding at April 30, 2001:

                                                          WEIGHTED AVERAGE                 EXERCISABLE
                                                        ---------------------    -------------------------------
              RANGE OF                     NUMBER       REMAINING    EXERCISE      NUMBER       WEIGHTED AVERAGE
           EXERCISE PRICE                OUTSTANDING      LIFE        PRICE      OUTSTANDING     EXERCISE PRICE
           --------------                -----------    ---------    --------    -----------    ----------------
$1.71 -- $2.88.......................     1,257,916     6.2 years     $ 1.88         99,166          $ 1.99
$3.72 -- $3.81.......................     1,101,752     1.3 years     $ 3.72      1,101,752          $ 3.72
$4.25 -- $4.88.......................     2,321,885     3.7 years     $ 4.65      1,396,690          $ 4.60
$5.13 -- $6.78.......................       593,492     2.0 years     $ 5.60        501,092          $ 5.60
$8.50 -- $9.00.......................     1,086,100     3.5 years     $ 8.86        672,850          $ 8.86
$15.09 -- $27.53.....................     1,138,950     3.1 years     $25.66        998,200          $26.10
                                          ---------                   ------      ---------
                                          7,500,095     3.5 years     $ 7.92      4,769,750          $ 9.55
                                          =========                   ======      =========

     The financial statements for the periods ended April 30, 2001, 2000 and 1999 reflect $299,000, $206,000, and $261,000, respectively, of expense for warrants and options issued as compensation to consultants and lenders.

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES

16. BUSINESS SEGMENT INFORMATION

     LaserVision's operating segments are components of the enterprise about which separate discrete financial information is available for evaluation by the chief operating decision makers to utilize when making decisions about how to allocate resources and assess performance.

     LaserVision has determined its reportable segments by disaggregating its business by service and geographic area. "North American Refractive", includes the excimer laser business and related support functions for North America and the ASC operations. "Other Refractive" includes the excimer laser business for geographic areas outside of North America. "Cataract", includes the operations of MSS and three recent cataract-related acquisitions. The column "Reconciling", includes all corporate overhead, unallocated elements of income and expense, taxes, and unallocated corporate assets. The accounting policies of the segments are the same as those described in Note 2.

     The table below presents information about net income(loss) and segment assets used by the chief operating decision maker of LaserVision as of and for the years ended April 30, 2001, 2000, and 1999:

                              NORTH AMERICAN     OTHER
 YEAR ENDED APRIL 30, 2001      REFRACTIVE     REFRACTIVE    CATARACT     RECONCILING      TOTAL
 -------------------------    --------------   ----------   -----------   -----------   -----------
Revenue.....................   $77,763,000     $3,012,000   $15,298,000   $        --   $96,073,000
Depreciation &
  amortization..............    13,136,000        445,000     2,436,000       388,000    16,405,000
Interest income.............                                                2,052,000     2,052,000
Interest expense............                                                1,052,000     1,052,000
Income tax expense..........                                                1,387,000     1,387,000
Net income..................     5,311,000        272,000     1,405,000    (5,740,000)    1,248,000
Total assets................    41,394,000      1,692,000    22,476,000    56,511,000   122,073,000
Capital expenditures........    17,454,000        410,000     3,463,000       726,000    22,053,000
YEAR ENDED APRIL 30, 2000
----------------------------
Revenue.....................    73,456,000      3,065,000    11,534,000            --    88,055,000
Depreciation &
  amortization..............     7,592,000        660,000     1,745,000       371,000    10,368,000
Interest income.............                                                3,033,000     3,033,000
Interest expense............                                                1,129,000     1,129,000
Income tax expense
  (benefit).................                                    (12,000)    3,406,000     3,394,000
Net income..................    12,959,000        222,000     1,860,000    (1,183,000)   13,858,000
Total assets................    34,582,000      1,831,000    16,683,000    70,171,000   123,267,000
Capital expenditures........    13,625,000        201,000     1,818,000       738,000    16,382,000
YEAR ENDED APRIL 30, 1999
----------------------------
Revenue.....................    46,568,000      1,976,000     3,815,000            --    52,359,000
Depreciation &
  amortization..............     4,785,000        694,000       633,000       273,000     6,385,000
Interest income.............                                                  404,000       404,000
Interest expense............                                                1,154,000     1,154,000
Income tax benefit..........                                                1,489,000     1,489,000
Net income..................     8,860,000       (198,000)      498,000    (2,620,000)    6,540,000
Total assets................    28,351,000      2,087,000     8,957,000    13,794,000    53,189,000
Capital expenditures........   $ 7,789,000     $  135,000   $ 1,058,000   $   100,000   $ 9,082,000

GEOGRAPHIC DISCLOSURES

     Since LaserVision's revenues outside of the U.S. are not material, no separate disclosure of non-U.S. revenue is provided.

                  LASER VISION CENTERS, INC. AND SUBSIDIARIES

17. RELATED PARTIES

     In September 2000 LaserVision entered into a five year agreement with MEC to provide laser access. Dr. Richard Lindstrom, a director and medical director of LaserVision, is president of MEC. LaserVision paid $6.2 million to acquire five lasers and the exclusive right to provide laser access to MEC. LaserVision also assumed leases on three of the five lasers acquired. The transaction resulted in a $5.0 million intangible asset recorded as deferred contract rights which will be amortized over the life of the agreement.

     Dr. Lindstrom held a minority position of less than 9% in MSS when acquired and a minority position of less than 7% in RSR when acquired. Payments to Dr. Lindstrom during the year ended April 30, 2000 and 1999 for the purchase of RSR and MSS, including notes payable, contingent consideration and accrued dividends, totaled $235,000 and $243,000, respectively. Dr. Lindstrom also receives $45,000 as a consultant and medical director for MSS. Other accrued liabilities at April 30, 2000 included approximately $670,000 payable to Dr. Lindstrom as part of MSS's additional contingent consideration which was paid in fiscal 2001.

     In January 2001, LaserVision entered into a consulting agreement with Steven Straus, a member of the Board of Directors to provide services in the development of the ASC business for 50,000 warrants to purchase common stock at $2.00 per share and monthly compensation which totaled $58,000 in fiscal 2001.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders Of
Laser Vision Centers, Inc.

     Our audits of the consolidated financial statements of Laser Vision Centers, Inc. and its subsidiaries, referred to in our report dated June 14, 2001, appearing in this Form 10-K, also included an audit of the financial statement schedule listed on page F-28 of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
St. Louis, Missouri
June 14, 2001

SCHEDULE VIII

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                        BALANCE AT
                                        BEGINNING      EXPENSE              UNCOLLECTABLE    BALANCE AT
                                         OF YEAR      PROVISION    OTHER      ACCOUNTS       END OF YEAR
                                        ----------    ---------    -----    -------------    -----------
                                                                 (IN THOUSANDS)
FISCAL 2001
Doubtful accounts receivable........       $589         $271                    $(142)          $718
FISCAL 2000
Doubtful accounts receivable........        450          351                     (212)           589
FISCAL 1999
Doubtful accounts receivable........       $395         $234       $43(a)       $(222)          $450

---------------

(a) Allowance obtained as part of MSS and RSR acquisitions.