Form 10-Q
period 2001-07-31
LASER VISION CENTERS INC
filed 2001-09-07
CIK 861875

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


      X-QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE SECURITIES
      --       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                                  JULY 31, 2001


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

Common Stock outstanding as of August 30, 2001 - 25,890,365 shares

                           LASER VISION CENTERS, INC.
                  FORM 10-Q FOR THE QUARTER ENDED JULY 31, 2001
                                      INDEX


         PART OR ITEM                                                                                                PAGE
Part I. FINANCIAL INFORMATION

Item 1.  Interim Consolidated Financial Statements (Unaudited)

         Consolidated Balance Sheet - July 31, 2001 and April 30, 2001............................................... 3-4

         Consolidated Statement of Operations - Three months ended July 31, 2001 and 2000...............................5

         Consolidated Statement of Cash Flow - Three months ended July 31, 2001 and 2000..............................6-7

         Consolidated Statement of Changes in Stockholders' Equity - Three months ended July 31, 2001...............................................................................8

         Notes to Interim Consolidated Financial Statements..........................................................9-12

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

         Liquidity and Capital Resources............................................................................13-15

         Results of Operations......................................................................................15-18

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................................................19

Item 6.  Exhibits and Reports on Form 8-K..............................................................................19

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                           JULY 31,                 April 30,
                                                                              2001                     2001
                                                                          (UNAUDITED)
                                                                         ------------           -------------
CURRENT ASSETS
         Cash and cash equivalents                                       $ 17,834,000            $ 15,726,000
         Short-term investments                                             5,953,000               9,037,000
         Receivables, net of allowances of
           $1,080,000 and $718,000, respectively                            9,547,000              11,038,000
         Inventory                                                          3,750,000               3,276,000
         Deferred tax asset                                                 3,250,000               3,250,000
         Prepaid expenses and
           other current assets                                             2,127,000               1,614,000
                                                                         ------------            ------------

                                    Total Current Assets                   42,461,000              43,941,000

EQUIPMENT
         Laser equipment                                                   44,988,000              42,737,000
         Medical equipment                                                 10,102,000               9,589,000
         Mobile equipment                                                  13,997,000              13,126,000
         Furniture and fixtures                                             4,424,000               4,272,000
         -Accumulated depreciation                                        (35,811,000)            (32,689,000)
                                                                         -------------           -------------

                                    Total Equipment, Net                   37,700,000              37,035,000

OTHER ASSETS
         Deferred tax asset                                                 6,829,000               6,960,000
         Goodwill, net                                                     22,528,000              21,433,000
         Receivable from minority interests                                   442,000                 319,000
         Deferred contract rights                                          12,592,000              12,266,000
         Other                                                                594,000                 438,000
                                                                         ------------            ------------

                                    Total Other Assets                     42,985,000              41,416,000
                                                                         ------------            ------------

                                            Total Assets                 $123,146,000            $122,392,000
                                                                         ============            ============




See notes to interim consolidated financial statements.

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                           JULY  31,              April 30,
                                                                              2001                  2001
                                                                         (UNAUDITED)
                                                                         -----------             ----------
CURRENT LIABILITIES
         Current portion of notes payable                                $  6,499,000            $  5,537,000
         Current portion of capitalized
           lease obligations                                                1,452,000               1,582,000
         Accounts payable                                                   5,267,000               5,407,000
         Accrued compensation                                               1,236,000               1,652,000
         Other accrued liabilities                                          6,229,000               3,867,000
                                                                         ------------            ------------
                           Total Current Liabilities                       20,683,000              18,045,000

NON-CURRENT LIABILITIES
         Line of  credit                                                    2,011,000               4,031,000
         Notes payable                                                      2,567,000               2,670,000
         Capitalized lease obligations                                      3,329,000               3,662,000
                                                                         ------------            ------------
                           Total Non-Current Liabilities                    7,907,000              10,363,000

MINORITY INTERESTS                                                          1,280,000               1,030,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
         Common stock, par value of $.01 per share, 50,000,000 shares authorized; 25,890,365 and 25,890,365 shares issued
            and outstanding, respectively                                     259,000                 259,000
         Warrants and options                                               1,144,000               1,119,000
         Paid-in capital                                                  110,924,000             110,924,000
         Treasury stock at cost                                              (323,000)               (355,000)
         Accumulated deficit                                              (18,728,000)            (18,993,000)
                                                                         ------------            ------------
                           Total Stockholders' Equity                      93,276,000              92,954,000
                                                                         ------------            ------------

                  Total Liabilities and Stockholder's Equity             $123,146,000            $122,392,000
                                                                         ============            ============


See notes to interim consolidated financial statements.

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                                        Three Month Period
                                                                             Ended July 31,
                                                              ------------------------------------
                                                                       2001                   2000
                                                                       ----                   ----
REVENUES                                                         $25,311,000            $22,237,000

Royalty fees and professional medical services                     5,534,000              5,538,000
Depreciation and amortization                                      3,623,000              3,251,000
Cost of revenues, other                                            7,886,000              6,410,000
                                                                 -----------            -----------

         GROSS PROFIT                                              8,268,000              7,038,000

Selling, general and administrative expenses                       7,793,000              5,872,000
                                                                 -----------            -----------

         INCOME FROM OPERATIONS                                      475,000              1,166,000

Other income (expenses)
   Minority interests in net income                                  (84,000)              (392,000)
   Interest and other income                                         252,000                769,000
   Gain on sale of equity investment                                       -                595,000
   Interest and other expense                                       (234,000)              (275,000)
                                                                 -----------            -----------

         INCOME BEFORE TAXES                                         409,000              1,863,000

Income tax expense                                                  (156,000)              (708,000)
                                                                 -----------            -----------

         NET INCOME                                                  253,000              1,155,000

Deemed preferred dividends                                                 -                (54,000)
                                                                 -----------            -----------

         NET INCOME APPLICABLE TO
             COMMON STOCKHOLDERS                                    $253,000             $1,101,000
                                                                 ===========            ===========

NET INCOME PER SHARE - BASIC                                           $0.01                  $0.05
                                                                 ===========            ===========

NET INCOME PER SHARE - DILUTED                                         $0.01                  $0.04
                                                                 ===========            ===========
Weighted average number of
   common shares outstanding - basic                              25,702,000             23,918,000
                                                                 ===========            ===========
Weighted average number of
  common shares outstanding - diluted                             25,885,000             24,521,000
                                                                 ===========            ===========

See notes to interim consolidated financial statements.

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)

                                                                                  Three Month Period
                                                                                     Ended July 31,
                                                                             -----------------------------
                                                                                2001             2000
                                                                                ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                  $253,000         $1,155,000
   Adjustments to reconcile net income to net cash
         provided by operating activities:
            Depreciation and amortization                                     3,798,000          3,626,000
            Deferred income taxes                                               131,000            618,000
            Compensation paid in common stock,
                  options or warrants                                            63,000             77,000
            Minority interest in net income of subsidiaries                      84,000            392,000
            Decrease in accounts receivable                                   1,491,000          1,310,000
            (Increase) decrease in inventory                                   (474,000)           191,000
            (Increase) decrease in prepaid expenses
              and other current assets                                         (513,000)           325,000
            Increase (decrease) in accounts payable                            (140,000)           304,000
            Decrease in accrued liabilities                                     (29,000)        (4,943,000)
                                                                            -----------        -----------
   Net cash provided by operating activities                                  4,664,000          3,055,000
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of short-term investments                                                 -        (40,993,000)
   Sale of short-term investments                                             3,084,000         48,085,000
   Sale of investment in common equity securities                                     -          2,494,000
   Acquisition of equipment                                                  (1,593,000)        (6,203,000)
   Contributions from minority interest                                          97,000
   Acquisition of deferred contract rights                                            -         (3,325,000)
   Business acquisitions and partnership investments,
     net of cash acquired, and other                                           (255,000)        (1,392,000)
                                                                            -----------        -----------
 Net cash provided by (used in) investing activities                          1,333,000         (1,334,000)
CASH FLOWS FROM FINANCING ACTIVITIES
   Purchase of treasury stock                                                         -         (1,534,000)
   Proceeds from employee stock purchase plan                                    44,000
   Proceeds from exercise of stock options and warrants                               -             20,000
   Principal payments under capitalized
      lease obligations and notes payable                                    (1,859,000)        (1,663,000)
   Payment of line of credit                                                 (2,020,000)                 -
   Proceeds paid to minority shareholders                                       (54,000)          (382,000)
                                                                            -----------        -----------
        Net cash used in financing activities                                (3,889,000)        (3,559,000)
                                                                            -----------        -----------
      NET INCREASE (DECREASE) IN CASH
         AND CASH EQUIVALENTS                                                 2,108,000         (1,838,000)
Cash and cash equivalents at beginning of period                             15,726,000         17,702,000
                                                                            -----------        -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $17,834,000        $15,864,000
                                                                            ===========        ===========

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)(CONTINUED)

                                                                                  Three Month Period
                                                                                    Ended July 31,
                                                                                    --------------
                                                                                2001                2000
                                                                                ----                ----
      Non-cash investing and financing:
         Capital lease obligations and notes payable related
               to laser and equipment purchases                              $2,255,000           $554,000
         Accrual for cataract goodwill earned                                 1,000,000                  -
         Accrual for refractive contract rights earned                        1,000,000                  -
         Deemed preferred dividends                                                   -             54,000





See notes to interim consolidated financial statements.

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY (UNAUDITED)

                                  Common Stock
                                 $.01 Par Value                                        Warrants                          Total
                                                        Paid-in           Treasury       and        Accumulated      Shareholders'
                              Shares       Amount       Capital            Stock        Options       Deficit           Equity
Balance-
   April 30, 2001              25,890,365   $259,000   $110,924,000     $(355,000)    $1,119,000      ($18,993,000)      $92,954,000

Warrants and options issued                                                               25,000                              25,000

Shares issued to employee
 benefit plan                                                              32,000                           12,000            44,000


Net income for the
 three month period
 ended July 31, 2001                                                                                       253,000           253,000
                               ----------   --------   ------------     ----------    ----------      -------------      -----------
Balance -
   July 31, 2001               25,890,365   $259,000   $110,924,000     $(323,000)    $1,144,000      $(18,728,000)      $93,276,000
                               ==========   ========   ============     ==========    ==========      =============      ===========



See notes to interim consolidated financial statements.

LASER VISION CENTERS, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2001
                                   (Unaudited)

1. The information contained in the interim consolidated financial statements and footnotes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K for the fiscal year ended April 30, 2001 filed by Laser Vision Centers, Inc. ("LaserVision" or the "Company") with the Securities and Exchange Commission. The unaudited interim consolidated financial statements as of July 31, 2001, and for the three months ended July 31, 2001 and 2000 are unaudited, but include all normal recurring adjustments which management considers necessary for a fair presentation. The results of operations for the interim period are not necessarily indicative of the results which may be expected for the entire fiscal year ending April 30, 2002. The interim consolidated financial statements include the accounts and transactions of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

2. The net income per share was computed as described below using the "Weighted average number of common shares outstanding - basic" during each period.

         "Weighted average number of common shares outstanding - diluted" for the three months ended July 31, 2001 and 2000 includes the dilutive effects of warrants and options using the treasury stock method. For the three months ended July 31, 2001 and 2000, dilutive warrants and options were calculated using an average market price of $3.10 and $5.50 per common share, respectively. As of July 31, 2001, 7.8 million warrants and options were outstanding with an average exercise price of approximately $7.70 each including 1.2 million warrants and options with an average exercise price of approximately $1.90. Diluted per share calculations follow:

                                                       Three months ended
                                                              July 31,
                                                   -------------------------------
                                                        2001            2000
                                                        ----            ----
Net income                                            $253,000        $1,155,000
Deemed preferred dividends                                   -           (54,000)
                                                      --------        -----------
    Net income applicable to
           common stockholders                        $253,000        $1,101,000

Weighted average number of
common shares outstanding - basic                   25,702,000        23,918,000

Dilutive securities -
   warrants and options                                183,000           603,000
Weighted average number of
common shares outstanding -
  diluted                                           25,885,000        24,521,000
Net Income per share -  diluted                          $0.01             $0.04

3. The table below presents certain financial information about net income of segments used by the chief operating decision maker of LaserVision for the quarters ended July 31, 2001 and 2000:



Quarter ended July 31, 2001

                                       North American         Other
                                         Refractive         Refractive          Cataract        Reconciling          Total
Revenue                                   $19,344,000          $920,000       $5,047,000                 -      $25,311,000
Interest and other income                                                                         $252,000          252,000
Interest and other expense                                                                        (234,000)        (234,000)
Income tax expense                                                                                (156,000)        (156,000)
Net income                                 $1,302,000          $124,000         $841,000       $(2,014,000)        $253,000

Quarter ended July 31, 2000

                                      North American         Other
                                        Refractive         Refractive         Cataract         Reconciling          Total
Revenue                                   $18,138,000          $881,000       $3,218,000                 -      $22,237,000
Interest and other income                                                                         $769,000          769,000
Interest and other expense                                                                        (275,000)        (275,000)
Income tax benefit                                                                                (708,000)        (708,000)
Net income                                 $1,481,000          $109,000         $363,000         $(798,000)      $1,155,000

4. During the quarter ended July 31, 2001, LaserVision adopted the provisions of Statement on Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and Statement on Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 provides standards on accounting for business combinations, eliminates the pooling of interests method of accounting for business combinations and provides separate recognition criteria for intangible assets. Based upon review of the provisions of the standard, LaserVision believes that it will not have a significant impact on its financial position, results of operations or on its financial reporting. Under the provisions of SFAS 142, if an intangible asset is determined to have an indefinite useful life, it shall not be amortized until its useful life is determined to be no longer indefinite. An intangible asset that is not subject to amortization shall be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill is not amortized but is tested for impairment on an annual basis and between annual tests in certain circumstances at a level of reporting referred to as a reporting unit. Accordingly, LaserVision did not amortize goodwill during the quarter ended July 31, 2001. A reconciliation of reported net income to adjusted net income and earnings per share reflecting retroactive adoption of SFAS 142 in the quarter ended July 31, 2000 is provided below.

                                                    July 31, 2001        July 31, 2000
Reported net income applicable to
  common stockholders                                    $253,000            $1,101,000
Add back goodwill amortization, net of taxes                    -               236,000
                                                         --------            ----------
Adjusted net income                                      $253,000            $1,337,000
                                                         ========            ==========

Basic earnings per share:
    Reported earnings per share                             $0.01                 $0.05
    Earnings per share - goodwill amortization                  -                  0.01
                                                         --------            ----------
    Adjusted earnings per share                             $0.01                 $0.06
                                                         ========            ==========

Diluted earnings per share:
    Reported earnings per share                             $0.01                 $0.04
    Earnings per share - goodwill amortization                  -                  0.01
                                                         --------            ----------
    Adjusted earnings per share                             $0.01                 $0.05
                                                         ========            ==========

5. On August 31, 2001, LaserVision acquired certain assets and liabilities of ClearVision Laser Centers, Inc., a privately held company in the refractive laser access business based in Lakewood, Colorado ("ClearVision"). Laser Vision paid an aggregate of $4,882,000 in cash and issued 2,129,085 shares of restricted stock for the net assets of ClearVision. The acquisition is expected to result in $10 to $12 million of goodwill, depending on the resolution of the contingencies. ClearVision's results of operations will be included with the Company's results of operations for periods subsequent to August 31, 2001.

6. On August 27, 2001, LaserVision announced that it had entered into an Agreement and Plan of Merger with TLC Laser Eye Centers, Inc. ("TLC") which, subject to stockholder and regulatory approval, will result in each share of LaserVision's common stock converting to 0.95 shares of TLC common stock. In addition, the number of shares receivable upon exercise of each outstanding stock option and warrant to purchase shares of LaserVision common stock will be proportionately adjusted on the basis of the 0.95-to-1 ratio and become exercisable for shares of TLC common stock on the same material terms and conditions of the LaserVision option or warrant. Additionally, immediately prior to the effective time of the merger, LaserVision will change the exercise price of approximately 2,144,325 outstanding stock options and warrants of LaserVision which would have an exercise price greater than $8.688 per share of TLC common stock after the merger to a price equivalent to $8.688 per share of TLC common stock. As the acquiring company, TLC expects to use the purchase method of accounting and to complete the transaction by December 31, 2001. TLC is a Toronto based operator of refractive laser centers in the U.S. and Canada and owns other smaller medical businesses.

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

         The discussion set forth below analyzes certain factors and trends related to the financial results for each of the quarters ended July 31, 2001 and 2000. This discussion should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended July 31, 2001, cash and cash equivalents increased 13% or $2.1 million to $17.8 million from $15.7 million at April 30, 2001. Short-term investments maturing in less than one year decreased to $6.0 million at July 31, 2001 from $9.0 million at April 30, 2001. The ratio of current assets to current liabilities at July 31, 2001 was 2.05 to one, compared to 2.44 to one at April 30, 2001.

Cash Flows from Operating Activities

Net cash provided by operating activities increased by $1.6 million to $4.7 million for the three months ended July 31, 2001 from $3.1 million for the three months ended July 31, 2000. The cash flows provided by operating activities during the three months ended July 31, 2001 primarily reflected the net income in this period plus depreciation and amortization and the decrease in accounts receivable, less the increase in inventory and the increase in prepaid expenses and other current assets. The cash flows provided by operating activities during the three months ended July 31, 2000 primarily reflected the net income in this period plus depreciation and amortization and the decrease in accounts receivable, less the net decrease in current liabilities. The decrease in accounts receivable in 2001 was due to an increase in the allowance for doubtful accounts and a decrease in revenues from the quarter ended April 30, 2001 to the quarter ended July 31, 2001. The significant decrease in current liabilities in 2000 was due to paying the contingent acquisition consideration due to the former owners of Midwest Surgical Services, Inc.

Cash Flows from Investing Activities

Net cash provided by investing activities was $1.3 million in the three months ended July 31, 2001. This compares to a net use of cash of $1.3 million in the three months ended July 31, 2000. Cash provided by investing activities during the three months ended July 31, 2001 was provided by net sales of short-term investments, offset by cash used to acquire equipment. Cash used for investing activities during the three months ended July 31, 2000 was used to acquire Southeast Medical, Inc. and enter into partnership agreements and to acquire equipment partially offset by the net proceeds from the sale of short-term and common equity investments.

Cash Flows from Financing Activities

Net cash used for financing activities increased by $0.3 million to $3.9 million for the three months ended July 31, 2001 from $3.6 million for the three months ended July 31, 2000. Cash used in financing activities during the three months ended July 31, 2001 was primarily used to make principal payments under capital lease obligations and notes payable and to pay down the line of credit. Cash used in financing activities during the three months ended July 31, 2000 was primarily used to purchase treasury stock, make principal payments under capitalized lease obligations and notes payable and to pay proceeds to minority shareholders.

Income Taxes

During the fourth quarter of fiscal 1999, LaserVision began recognizing deferred tax assets related to net operating loss (NOL) carryforwards. Based on expected future operating plans, at July 31, 2001, management has determined that the net deferred tax assets generated by operations will more likely than not be utilized to offset future taxes. For tax purposes, the tax benefit related to certain equity transactions that did not impact operating results, such as those arising from the exercise of non-qualified stock options and warrants, will be credited to shareholders' equity and serve to reduce the future taxes paid by LaserVision. In the future, LaserVision anticipates income tax expense to be approximately 38% of income before taxes. With the impact of the equity related tax loss carryforwards, LaserVision expects its cash income tax rate to be approximately 6%.

Acquisitions

On August 31, 2001, LaserVision acquired certain assets and liabilities of ClearVision Laser Centers, Inc., a privately held company in the refractive laser access business based in Lakewood, Colorado ("ClearVision"). Laser Vision paid an aggregate of $4,882,000 in cash and issued 2,129,085 shares of restricted stock for the net assets of ClearVision. The acquisition is expected to result in $10 to $12 million of goodwill, depending on the resolution of the contingencies. ClearVision's results of operations will be included with the Company's results of operations for periods subsequent to August 31, 2001. The funds utilized for the acquisition were obtained from borrowing through LaserVision's line of credit with LaSalle Bank and Heartland Bank.

On August 27, 2001, LaserVision announced that it had entered into an Agreement and Plan of Merger with TLC Laser Eye Centers, Inc. ("TLC") which, subject to stockholder and regulatory approval, will result in each share of LaserVision's common stock converting to 0.95 shares of TLC common stock. In addition, the number of shares receivable upon exercise of each outstanding stock option and warrant to purchase shares of Laser Vision common stock will be proportionately adjusted on the basis of the 0.95-to-1 ratio and become exercisable for shares of

TLC common stock on the same material terms and conditions of the Laser Vision option or warrant. Additionally, immediately prior to the effective time of the merger, Laser Vision will change the exercise price of approximately 2,144,325 outstanding stock options and warrants of Laser Vision which would have an exercise price greater than $8.688 per share of TLC common stock after the merger to a price equivalent to $8.688 per share of TLC common stock. As the acquiring company, TLC expects to use the purchase method of accounting and to complete the transaction by December 31, 2001. TLC is a Toronto based operator of refractive laser centers in the U.S. and Canada and owns other smaller medical businesses.

Overview

LaserVision expects to continue to fund future operations from cash generated by operations, vendor financing, the line of credit with LaSalle Bank, the proceeds from the exercise of options and warrants, and the remaining proceeds from the public stock offering completed in May 1999. We believe this will be sufficient to fund our expected cash needs as described below for the next twelve months, exclusive of any acquisitions.

RESULTS OF OPERATIONS

         The following table breaks out revenue by source. This table also includes "net revenue contribution." Net revenue contribution is revenue less license fees paid to laser manufacturers and amounts paid to eye surgeons for professional medical services rendered at our fixed laser sites. Management believes that net revenue contribution provides relevant and useful information to investors because it reflects the dollars available to cover LaserVision's fixed and variable costs after excluding variable costs which LaserVision pays to third parties. Net revenue contribution should not be considered as an alternative to gross profit, operating income and net income as a measure of profitability. Finally, the table includes certain profitability amounts as a percentage of total revenue.

                                                                 THREE MONTHS ENDED
                                                                       JULY 31,
                                                                -----------------------
                                                                 2001             2000
                                                                 ----             ----
Revenue
         North American refractive                          $19,344,000      $18,138,000
         Other refractive                                       920,000          881,000
         Cataract                                             5,047,000        3,218,000
                                                              ---------       ----------
Total revenue                                                25,311,000       22,237,000
         Royalty fees and professional
           medical services                                   5,534,000        5,538,000
Revenue less royalty fees and professional
         medical services,  "net revenue
         contribution"                                       19,777,000       16,699,000
Gross profit                                                  8,268,000        7,038,000
         % of total revenue                                          33%              32%
Income from operations                                          475,000        1,166,000
         % of total revenue                                           2%               5%
Income before taxes                                             409,000        1,863,000
         % of total revenue                                           2%               8%

QUARTER ENDED JULY 31, 2001 COMPARED TO QUARTER ENDED JULY 31, 2000

LaserVision provided excimer laser access to approximately 320 sites throughout the U.S. during the quarter ended July 31, 2001 compared to approximately 310 sites during the quarter ended July 31, 2000. We are focused on establishing long-term relationships with our customers and providing value-added services through our affiliated practices model.

Revenue

Total revenue increased by 14% or $3.1 million to $25.3 million for the three months ended July 31, 2001 from $22.2 million for the three months ended July 31, 2000. Total laser procedures increased by 6% to 34,100 for the three months ended July 31, 2001 from 32,250 for the three months ended July 31, 2000.

The increase in revenue was attributable to a $1.2 million increase in North American refractive revenue and a $1.8 million increase in cataract revenue. The increase in North American revenue was attributable to an increase of 20 U.S. lasers in operation from 87 lasers at July 31, 2000 to 107 lasers at July 31, 2001, and the number of procedures performed by our eye surgeon customers in the U.S. The increase in cataract revenue was due to a $0.4 million increase in the base cataract business and the remaining $1.4 million increase was due to the acquisitions of Southeast Medical, Inc., OR Providers, Inc. and Southern Ophthalmics during the year ended April 30, 2001. Through the cataract segment, LaserVision performed 8,379 cataracts and YAG laser procedures during the period ended July 31, 2001, compared to 5,052 procedures for the period ended July 31, 2000.

Cost of Revenues/Gross Profit

Cost of revenues increased by 12% or $1.8 million to $17.0 million for the three months ended July 31, 2001 from $15.2 million for the three months ended July 31, 2000. This was primarily due to an increase of $1.1 million in costs related to the cataract business, an increase of $0.5 million in salaries, an increase of $0.5 million in professional medical services, an increase of $0.3 million in depreciation and an increase of $0.3 million in other cost of revenues, partially offset by a $0.5 million decrease in royalty fees and a $0.4 million decrease in travel and meals. The increase in costs related to the cataract business were primarily related to the increased volume of cases performed in that segment of our business related to three acquisitions completed during the year ended April 30, 2001.

Total gross profit increased by 17% or $1.3 million to $8.3 million for the three months ended July 31, 2001 from $7.0 million for the three months ended July 31, 2000. The variable gross profit, excluding depreciation, increased by 16% or $1.6 million to $11.9 million for the three months ended July 31, 2001 from $10.3 million for the three months ended July 31, 2000. This was primarily due to higher volumes of procedures performed with our equipment at an increased number of sites. As a percentage of total revenue, total gross profit increased to 33% from 32% for the three months ended July 31, 2001 and 2000, respectively.

Operating Expenses

Selling, general and administrative expenses increased by 33% or $1.9 million to $7.8 million for the three months ended July 31, 2001 from $5.9 million for the three months ended July 31, 2000. This was primarily attributed to increases in selling and marketing expenses of $0.7 million for affiliated practices, increases in salaries and related expenses of $0.6 million due to more employees and regular pay increases, increases in general and administrative expenses of $0.9 million due to higher legal fees and bad debt expense, offset by a decrease in depreciation and amortization of $0.2 million. The increase in general and administrative expenses was due to increased legal fees of $0.3 million primarily related to tradename defense and an increase in bad debt expense of $0.3 million. The decrease in depreciation and amortization was due to the early adoption of SFAS 142 effective May 1, 2001 which eliminated the need to amortize goodwill but instead requires goodwill to be expensed when it is impaired.

Income from Operations

Income from operations decreased by $0.7 million to $0.5 million for the three months ended July 31, 2001 from $1.2 million for the three months ended July 31, 2000 based on the factors described above.

Other Income (Expenses)

A one-time gain of $595,000 relative to the sale of an investment in common equity securities increased other income during the quarter ended July 31, 2000. Excluding this one-time event, lower interest and other income, partially offset by lower minority interests in net income of subsidiaries and lower interest expense caused a $168,000 decrease in other income (expense) to a net $66,000 of expense during the three months ended July 31, 2001 from a net $102,000 of income during the three months ended July 31, 2000.

Taxes

Income tax expense decreased by $0.5 million to $0.2 million for the three months ended July 31, 2001 from $0.7 million for the three months ended July 31, 2000 due to the lower pre-tax income.

                            PART II-OTHER INFORMATION

Item 1.  Legal Proceedings
                  The Company has reached an agreement in principle with The Laser Vision Institute LLC to settle the lawsuit between LaserVision and The Laser Vision Institute described in its annual report on Form 10-K for the year ended April 30, 2001. The Laser Vision Institute will cease conducting business under that name. No payments will be made by either party to the other. Except for the foregoing, there has been no material change in the status of any litigation from that reported in the Form 10-K for the year ended April 30, 2001, nor has any other material litigation been initiated.

Item 6.  Exhibits and Reports on Form 8-K:

(a)      Exhibits

                  2.1 Agreement and Plan of Merger, dated as of August 25, 2001, by and among Laser Vision, TLC Laser Eye Centers, Inc. and TLC Acquisition II Corp., incorporated herein by reference to Laser Vision's Form 8-K filed August 31, 2001.

                  2.2 Asset Purchase Agreement, dated as of August 9, 2001, by and among Laser Vision Centers, Inc., ClearVision Laser Centers, Inc., ClearVision Laser Centers - Western, LLC, ClearVision Laser Centers - Sunshine, LLC, ClearVision Laser Centers - Peachtree, LLC, ClearVision Laser Centers - Pacific Northwest, LLC, ClearVision Laser Centers - Keystone, LLC, ClearVision Laser Centers - Chesapeake, LLC, ClearVision Laser Centers - Great Lakes, LLC and ClearVision Laser Centers - Rocky Mountain, LLC, incorporated herein by reference to Laser Vision's Form 8-K filed September 7, 2001.

                  3.1 Restated Certificate of Incorporation, incorporated herein by reference to Laser Vision's Registration Statement No. 33-33843 effective on April 3, 1991.

                  3.2 Form of By-Laws, as amended, incorporated herein by reference to Laser Vision's Registration Statement No. 33-33843 effective on April 3, 1991.

                  3.3 Amendment to Form of By-Laws, incorporated herein by reference to Laser Vision's Form 10-K for the fiscal year ended April 30, 2000.

         (b)      Reports on Form 8-K

                  On June 14, 2001 the Company filed a report on Form 8-K regarding the appointment of David S. Joseph to its Board of Directors.

                                   Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASER VISION CENTERS, INC.


\s\ John J. Klobnak                                        September 7, 2001
-------------------------------------                   -----------------------
John J. Klobnak                                                  Date
Chairman of the Board and Chief Executive Officer



\s\ B. Charles Bono III                                    September 7, 2001
------------------------------------                    ------------------------
B. Charles Bono III                                              Date
Chief Financial Officer and
Principal Accounting Officer