Form 10-Q
period 2001-10-31
LASER VISION CENTERS INC
filed 2001-12-17
CIK 861875

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      X-QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE SECURITIES
     --        EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                                OCTOBER 31, 2001

                         Commission file number 1-10629

                           LASER VISION CENTERS, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                 43-1530063
                  --------                                 ----------
State or other jurisdiction of incorporation    (I.R.S. Employer identification
or organization)                                number)

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

Common Stock outstanding as of December 1, 2001 -- 27,865,911 shares

                           LASER VISION CENTERS, INC.
              FORM 10-Q FOR QUARTERLY PERIOD ENDED OCTOBER 31, 2001
                                      INDEX

PART OR ITEM                                                                                           PAGE
------------                                                                                           ----
Part I.  FINANCIAL STATEMENTS

Item 1.  Interim Consolidated Financial Statements (Unaudited)

         Consolidated Balance Sheet -- October 31, 2001 and April 30, 2001..........................    3-4

         Consolidated Statement of Operations -- Three months and six months ended
           October 31, 2001 and 2000................................................................      5

         Consolidated Statement of Cash Flow -- Six months ended October 31, 2001 and 2000..........    6-7

         Consolidated Statement of Changes in Stockholders' Equity --Six months
           ended October 31, 2001...................................................................      8

         Notes to Interim Consolidated Financial Statements.........................................   9-14

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

         Liquidity and Capital Resources............................................................  15-17
         Results of Operations......................................................................  17-21

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings..........................................................................     22

Item 6.  Exhibits and Reports on Form 8-K...........................................................     22

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                          OCTOBER 31,       April 30,
                                                                 2001            2001
                                                         ------------    ------------
                                                          (UNAUDITED)
CURRENT ASSETS
         Cash and cash equivalents                       $ 13,569,000    $ 15,726,000
         Short-term investments                             2,106,000       9,037,000
         Accounts receivable, net                           9,280,000      11,038,000
         Inventory                                          3,908,000       3,276,000
         Deferred tax asset                                 1,966,000       3,250,000
         Prepaid expenses and
           other current assets                             2,047,000       1,614,000
                                                         ------------    ------------
                                  Total Current Assets     32,876,000      43,941,000

EQUIPMENT
         Laser equipment                                   47,243,000      42,737,000
         Medical equipment                                 11,882,000       9,589,000
         Mobile equipment                                  14,790,000      13,126,000
         Furniture and fixtures                             4,958,000       4,272,000
         -Accumulated depreciation                        (38,365,000)    (32,689,000)
                                                         ------------    ------------
                                  Total Equipment, Net     40,508,000      37,035,000

OTHER ASSETS
         Deferred tax asset                                 9,365,000       6,960,000
         Goodwill and other, net                           35,654,000      21,433,000
         Receivable from minority interests, net              290,000         319,000
         Deferred contract rights, net                     11,927,000      12,266,000
         Rent deposits and other, net                         498,000         438,000
                                                         ------------    ------------
                                  Total Other Assets       57,734,000      41,416,000
                                                         ------------    ------------
                                          Total Assets   $131,118,000    $122,392,000
                                                         ============    ============


See notes to interim consolidated financial statements.

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                              OCTOBER 31,       April 30,
                                                                     2001            2001
                                                             ------------    ------------
                                                              (UNAUDITED)
CURRENT LIABILITIES
         Current portion of notes payable                    $  7,040,000    $  5,537,000
         Current portion of capitalized
           lease obligations                                    1,919,000       1,582,000
         Accounts payable                                       6,359,000       5,407,000
         Accrued compensation                                   1,155,000       1,652,000
         Other accrued liabilities                              6,523,000       3,867,000
                                                              -----------    ------------
                              Total Current Liabilities        22,996,000      18,045,000

NON-CURRENT LIABILITIES
            Line of credit                                      4,506,000       4,031,000
            Notes payable                                       2,134,000       2,670,000
            Capitalized lease obligations                       2,974,000       3,662,000
                                                              -----------    ------------
                              Total Non-Current Liabilities     9,614,000      10,363,000

MINORITY INTERESTS                                              1,008,000       1,030,000

COMMITMENTS AND CONTINGENCIES (NOTES 2, 6, AND 8)
STOCKHOLDERS' EQUITY
         Common stock, par value of $.01 per share,
           50,000,000 shares authorized; 28,019,450 and
           25,890,365 shares issued, respectively                 280,000         259,000
         Warrants and options                                   1,144,000       1,119,000
         Paid-in capital                                      117,546,000     110,924,000
         Treasury stock at cost                                  (291,000)       (355,000)
         Accumulated deficit                                  (21,179,000)    (18,993,000)
                                                             ------------    ------------
                               Total Stockholders' Equity      97,500,000      92,954,000
                                                             ------------    ------------
               Total Liabilities and Stockholders' Equity    $131,118,000    $122,392,000
                                                             ============    ============

See notes to interim consolidated financial statements.

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                            Three Month Period                   Six Month Period
                                                             Ended October 31,                  Ended October 31,
                                                       ---------------------------        ----------------------------
                                                           2001            2000               2001             2000
                                                       -----------     -----------        -----------      -----------
REVENUES                                               $22,410,000     $21,657,000        $47,721,000      $43,894,000
COST OF REVENUES
  Royalty fees and professional
    medical services                                     4,126,000       5,183,000          9,660,000       10,721,000
  Depreciation and amortization                          3,665,000       3,737,000          7,288,000        6,988,000
  Cost of revenues, other                                8,711,000       6,680,000         16,597,000       13,090,000
  Fixed asset impairment charges (Note 7)                1,168,000              --          1,168,000               --
                                                       -----------     -----------        -----------      -----------
         GROSS PROFIT                                    4,740,000       6,057,000         13,008,000       13,095,000
Selling, general and
  administrative expenses                                7,799,000       5,592,000         15,592,000       11,464,000
                                                       -----------     -----------        -----------      -----------
         INCOME (LOSS) FROM OPERATIONS                  (3,059,000)        465,000         (2,584,000)       1,631,000

OTHER INCOME (EXPENSES)
   Minority interests in net income                       (129,000)        (88,000)          (213,000)        (480,000)
   Pending merger costs (Note 2)                          (413,000)             --           (413,000)              --
   Interest and other income                               192,000         625,000            444,000        1,394,000
   Gain on sale of equity investment                                                                           595,000
   Interest and other expense                             (202,000)       (283,000)          (436,000)        (558,000)
                                                       -----------     -----------        -----------      -----------
         INCOME (LOSS) BEFORE TAXES                     (3,611,000)        719,000         (3,202,000)       2,582,000

Income tax (expense) benefit                             1,150,000        (270,000)           994,000         (978,000)
                                                       -----------     -----------        -----------      -----------
         NET INCOME (LOSS)                              (2,461,000)        449,000         (2,208,000)       1,604,000
Deemed preferred dividends                                      --         (55,000)                --         (109,000)
                                                       -----------     -----------        -----------      -----------

NET INCOME (LOSS) APPLICABLE TO
  COMMON STOCKHOLDERS                                  $(2,461,000)    $   394,000        $(2,208,000)     $ 1,495,000
                                                       ===========     ===========        ===========      ===========
         Net Income (Loss) per Share -- Basic               $(0.09)          $0.02             $(0.08)           $0.06
                                                            ======           =====             ======            =====
         NET INCOME (LOSS) PER SHARE -- DILUTED             $(0.09)          $0.02             $(0.08)           $0.06
                                                            ======           =====             ======            =====
Weighted average number of
  common shares outstanding -- basic                    26,638,000      23,866,000         26,170,000       23,893,000
                                                        ==========      ==========         ==========      ===========
Weighted average number of
 common shares outstanding -- diluted                   26,638,000      24,133,000         26,170,000       24,321,000
                                                        ==========      ==========         ==========       ==========

See notes to interim consolidated financial statements.

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)

                                                                                Six Month Period
                                                                               Ended October 31,
                                                                          --------------------------
                                                                              2001          2000
                                                                          -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                      $(2,208,000)  $  1,640,000
   Adjustments to reconcile net income to net cash
         provided by operating activities:
            Depreciation and amortization                                   7,647,000      7,777,000
            Fixed asset impairment                                          1,168,000
            Deferred income taxes                                          (1,121,000)       870,000
            Compensation paid in common stock,
               options or warrants                                            124,000        156,000
            Minority interest in net income of subsidiary                     213,000        480,000
         Changes in assets and liabilities, net of effect of ClearVision acquisition:

            Decrease in accounts receivable                                 1,884,000      2,365,000
            Increase in inventory                                            (378,000)      (341,000)
            Increase in prepaid expenses
                and other current assets                                     (204,000)      (376,000)
            (Decrease) increase in accounts payable                        (2,295,000)       523,000
            Decrease in accrued liabilities                                  (456,000)    (5,872,000)
                                                                          -----------   ------------
Net cash provided by operating activities                                   4,374,000      7,186,000
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of short-term investments                                      (1,000,000)   (49,072,000)
   Sale of short-term investments                                           7,931,000     62,585,000
   Sale of investment in common equity securities                                          2,494,000
   Acquisition of equipment                                                (2,480,000)    (9,396,000)
   Contributions from minority interests                                       97,000         40,000
   Acquisition of deferred contract rights                                 (1,015,000)
   Business acquisitions and partnership investments,
      net of cash acquired, and other                                      (5,910,000)   (12,158,000)
                                                                          -----------   ------------
Net cash used in investing activities                                      (2,377,000)    (5,507,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock                                                         --     (1,534,000)
Proceeds from employee stock purchase plan                                     86,000        162,000
Principal payments under capitalized
   lease obligations and notes payable                                     (4,412,000)    (3,425,000)
Proceeds from line of credit                                                  475,000
Proceeds paid to minority shareholders                                       (303,000)      (673,000)
                                                                          -----------   ------------
Net cash used in financing activities                                      (4,154,000)    (5,470,000)
                                                                          -----------   ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (2,157,000)    (3,791,000)
Cash and cash equivalents at beginning of period                           15,726,000     17,702,000
                                                                          -----------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $13,569,000   $ 13,911,000
                                                                          ===========   ============

See notes to interim consolidated financial statements.

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)(CONTINUED)

                                                                                Six Month Period
                                                                               Ended October 31,
                                                                          --------------------------
                                                                              2001          2000
                                                                          -----------   ------------
      Non-cash investing and financing:

         Capital lease obligations and notes payable related
               to laser and equipment purchases                           $ 3,671,000   $  2,155,000
         Deemed preferred dividends                                                --        109,000


On August 31, 2001, LaserVision acquired certain assets and liabilities of ClearVision Laser Centers, Inc. for an aggregate of $4,882,000 in cash and issued 2,129,085 shares of restricted stock of which 750,000 shares are being held by an escrow agent pending resolution of contractual purchase price adjustments with respect to the acquired net liabilities and the retention of ClearVision doctors through November 30, 2001. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired                                        $18,872,000
Cash and stock paid                                                  (11,525,000)
                                                                      ----------
Liabilities assumed                                                   $7,347,000
                                                                      ==========



LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY (UNAUDITED)

                                         Common Stock
                                        $.01 Par Value                                     Warrants                        Total
                                     ---------------------     Paid-in        Treasury        and        Accumulated   Shareholders'
                                       Shares      Amount       Capital        Stock        Options        Deficit         Equity
                                     ----------   --------   ------------    ---------    ----------    ------------   ------------
Balance --
   April 30, 2001                    25,890,365   $259,000   $110,924,000    $(355,000)   $1,119,000    $(18,993,000)   $92,954,000

Shares issued for ClearVision         2,129,085     21,000      6,622,000                                                 6,643,000

Warrants and options issued                                                                   25,000                         25,000

Shares issued to employee

 benefit plan                                                                   64,000                        22,000         86,000


Net loss for the
 six month period
 ended October 31, 2001                                                                                   (2,208,000)    (2,208,000)
                                     ----------   --------   ------------    ---------    ----------    ------------    -----------
Balance --
   October 31, 2001                  28,019,450   $280,000   $117,546,000    $(291,000)   $1,144,000    $(21,179,000)   $97,500,000
                                     ==========   ========   ============    =========    ==========    ============    ===========


See notes to interim consolidated financial statements.

                   LASER VISION CENTERS, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 2001
                                   (Unaudited)


1. The information contained in the interim consolidated financial statements and footnotes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K for the fiscal year ended April 30, 2001 filed by Laser Vision Centers, Inc. ("LaserVision") with the Securities and Exchange Commission. The unaudited interim consolidated financial statements as of October 31, 2001, and for the three and six month periods ended October 31, 2001 and 2000, are unaudited, but include all normal recurring adjustments which management considers necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year ending April 30, 2002. The interim consolidated financial statements include the accounts and transactions of LaserVision and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

2. On August 27, 2001, LaserVision announced that it had entered into an Agreement and Plan of Merger with TLC Laser Eye Centers, Inc. ("TLC") which, subject to stockholder and regulatory approval, will result in each share of LaserVision's common stock being converted into the right to receive 0.95 shares of TLC common stock. In addition, the number of shares receivable upon exercise of each outstanding stock option and warrant to purchase shares of LaserVision common stock will be proportionately adjusted on the basis of the 0.95-to-1 ratio and become exercisable for shares of TLC common stock on the same material terms and conditions of the LaserVision option or warrant, subject to the adjusting of the respective exercise price described below. Additionally, immediately prior to the effective time of the merger, LaserVision will change the exercise price of approximately 2,109,825 outstanding stock options and warrants of LaserVision which would have an exercise price greater than $8.688 per share of TLC common stock after the merger to a price equivalent to $8.688 per share of TLC common stock. As the acquiring company, TLC expects to use the purchase method of accounting and to complete the transaction by March 31, 2002. TLC is a Toronto-based operator of refractive laser centers in the U.S. and Canada and owns other smaller medical businesses. On the accompanying Statement of Operations, the $413,000 of legal, accounting and investment banking costs related to the TLC transaction and incurred through October 31, 2001 are reported as "Pending merger costs."

3. The net income (loss) per share was computed as described below using the "Weighted average number of common shares outstanding - basic" during each period. The 750,000 outstanding shares of common stock which were issued during the quarter ended October 31, 2001 and are being held by an escrow agent in connection with the ClearVision acquisition have been excluded.

     "Weighted average number of common shares outstanding - diluted" for the three- and six- month periods ended October 31, 2001 excludes the effects of outstanding warrants and options because they are anti-dilutive. As of October 31, 2001, warrants and options to purchase 7.8 million shares were outstanding with an average exercise price of approximately $7.60 each, including warrants and options to purchase 1.3 million shares with an average exercise price of approximately $1.90 each. Diluted per share calculations follow:

                                                      Three Month Period                Six Month Period
                                                       Ended October 31,               Ended October 31,
                                                   -------------------------     -----------------------------
                                                      2001           2000           2001               2000
                                                   ----------     ----------     ----------         ----------
Net income (loss)                                  (2,461,000)       449,000     (2,208,000)         1,604,000
Deemed preferred dividends                                 --        (55,000)            --           (109,000)
                                                   ----------     ----------     ----------         ----------
         Net income (loss) applicable to
             common stockholders                   (2,461,000)       394,000     (2,208,000)         1,495,000
Average number of common
  shares outstanding                               27,135,000     23,866,000     26,419,000         23,893,000
Less average number of escrowed
  Common shares outstanding                          (497,000)            --       (249,000)                --
                                                   ----------     ----------     ----------         ----------
Weighted average number of
 common shares outstanding-basic                   26,638,000     23,866,000     26,170,000         23,893,000
Dilutive securities
   Warrants and options                                    --        267,000             --            428,000
                                                   ----------     ----------     ----------         ----------
Weighted average number of
 common shares outstanding -- diluted              26,638,000     24,133,000     26,170,000         24,321,000

Net Income (Loss) per share -- diluted                 $(0.09)         $0.02         $(0.08)             $0.06


4. The table below presents information about net income of segments used by the chief operating decision maker of LaserVision as of and for the periods ended October 31, 2001 and 2000. Amounts for net income listed as "reconciling" represent corporate expenses including executive management, legal, accounting, information systems and other costs of the corporate headquarters including occupancy costs, certain insurance and property taxes.

                                        North American          Other
                                           Refractive        Refractive         Cataract       Reconciling         Total
                                        --------------       ----------       -----------      -----------      -----------
THREE MONTHS ENDED OCTOBER 31, 2001
REVENUE                                   $15,839,000        $1,019,000       $ 5,552,000      $        --      $22,410,000
Interest and other income                                                                          192,000          192,000
Interest and other expense                                                                        (202,000)        (202,000)
Income tax benefit                                                                               1,150,000        1,150,000
NET INCOME (LOSS)                          (2,560,000)          181,000           962,000       (1,044,000)      (2,461,000)

Three months ended October 31, 2000
Revenue                                    17,249,000           788,000         3,620,000               --       21,657,000
Interest and other income                                                                          625,000          625,000
Interest and other expense                                                                        (283,000)        (283,000)
Income tax expense                                                                                (270,000)        (270,000)
Net income                                    286,000           102,000           409,000         (348,000)         449,000

SIX MONTHS ENDED OCTOBER 31, 2001
REVENUE                                    35,183,000         1,939,000        10,599,000               --       47,721,000
Interest and other income                                                                          444,000          444,000
Interest and other expense                                                                        (436,000)        (436,000)
Income tax benefit                                                                                 994,000          994,000
NET INCOME (LOSS)                          (1,258,000)          305,000         1,803,000       (3,058,000)      (2,208,000)

Six months ended October 31, 2000
Revenue                                    35,387,000         1,669,000         6,838,000               --       43,894,000
Interest and other income                                                                        1,394,000        1,394,000
Interest and other expense                                                                        (558,000)        (558,000)
Income tax expense                                                                                (978,000)        (978,000)
Net income                                $ 1,767,000        $  211,000      $    772,000      $(1,146,000)     $ 1,604,000

5. During the quarter ended July 31, 2001, LaserVision adopted the provisions of Statement on Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and Statement on Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 provides standards on accounting for business combinations, eliminates the pooling of interests method of accounting for business combinations and provides separate recognition criteria for intangible assets. Based upon its review of the provisions of the standard, LaserVision believes that it will not have a significant impact on its financial position, results of operations or on its financial reporting. Under the provisions of SFAS 142, if an intangible asset is determined to have an indefinite useful life, it will not be amortized until its useful life is determined to be no longer indefinite. An intangible asset that is not subject to amortization shall be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill is not amortized but is tested for impairment on an annual basis and between annual tests in certain circumstances at a level of reporting referred to as a reporting unit. For purposes of this impairment testing LaserVision will consider the reporting units to be North American refractive, other refractive and cataract. We have completed the first step of the transitional goodwill impairment test and have preliminarily determined that the fair value of the net assets of each reporting unit exceed the carrying value of the net assets of each reporting unit.

     LaserVision did not amortize goodwill during the six months ended October 31, 2001. A reconciliation of reported net income to adjusted net income and earnings per share reflecting retroactive adoption of SFAS 142 in the three and six month periods ended October 31, 2000 is provided below.

                                                     Three months ended                  Six months ended
                                                         October 31,                        October 31,
                                                  -------------------------        -----------------------------
                                                      2001           2000              2001              2000
                                                  -----------      --------        -----------        ----------
Reported net income (loss) applicable
  to common stockholders                          $(2,461,000)     $394,000        $(2,208,000)       $1,495,000
Add back goodwill amortization,
  net of taxes                                             --       255,000                 --           476,000
                                                  -----------      --------        -----------        ----------
Adjusted net income (loss)                        $(2,461,000)     $649,000        $(2,208,000)       $1,971,000
                                                  ===========      ========        ===========        ==========
Basic earnings (loss) per share:
    Reported earnings per share                        $(0.09)        $0.02             $(0.08)            $0.06
    Earnings per share --
      goodwill amortization                                --         $0.01                 --              0.02
                                                       ------         -----             ------             -----
    Adjusted earnings per share                        $(0.09)        $0.03             $(0.08)            $0.08
                                                       ======         =====             ======             =====
Diluted earnings per share:
    Reported earnings per share                        $(0.09)        $0.02             $(0.08)            $0.06
    Earnings per share --
      goodwill amortization                                --          0.01                 --              0.02
                                                       ------         -----             ------             -----
    Adjusted earnings per share                        $(0.09)        $0.03             $(0.08)            $0.08
                                                       ======         =====             ======             =====

6. On August 31, 2001, LaserVision acquired certain assets and liabilities of ClearVision Laser Centers, Inc., a privately held company in the refractive laser access business based in Lakewood, Colorado ("ClearVision"). LaserVision paid an aggregate of $4,882,000 in cash and issued 2,129,085 shares of restricted common stock (of which 750,000 shares are being held by an escrow agent pending resolution of contractual adjusting provisions with respect to the acquired net liabilities and the retention of ClearVision doctors through November 30, 2001) for the net liabilities of ClearVision. The acquisition resulted in $13.1 million of goodwill, which includes $2.3 million of goodwill related to shares of LaserVision common stock held in escrow pending the resolution of contractual purchase price adjustments. ClearVision's results of operations are included with the LaserVision's results of operations for periods subsequent to August 31, 2001. During the quarter ended October 31, 2001, LaserVision paid approximately $3.2 million to ClearVision vendors to pay the accounts payable liabilities assumed in the transaction. The purchase price has been allocated as follows:

         Current assets                                                 $641,000
         Equipment                                                     4,898,000
         Goodwill                                                     13,126,000
         Other                                                           104,000
         Accounts payable                                             (3,247,000)
         Accrued liabilities                                          (2,640,000)
         Notes and lease liabilities                                  (1,357,000)
                                                                     -----------
         Total                                                       $11,525,000
                                                                     ===========


     The unaudited pro forma LaserVision results from operations assuming the ClearVision acquisition were consummated as of May 1, 2001 are as follows:

                                        Three months ended      Six months ended
                                         October 31, 2001       October 31, 2001
                                        ------------------      ----------------
     Revenue                                23,688,000             53,961,000
     Net loss                               (2,664,000)            (2,755,000)
     Loss per share --
       basic and diluted                         (0.10)                 (0.10)

     Pro forma revenue and net loss for the three and six month periods ended October 31, 2001 include the activity of ClearVision for the one and four month periods ended August 31, 2001, respectively. Pro forma adjustments to depreciation, interest and tax expense resulting in net benefits of $155,000 and $615,000 for the three and six month periods ended October 31, 2001, respectively, were made.

7. In accordance with the LaserVision's stated policy on impairments of long-lived assets, during the quarter ended October 31, 2001, we recorded a $1,168,000 non-cash charge to cost of revenues related to an impairment in the net carrying value of certain unused and underutilized lasers. The lasers are essentially being held for sale, trade-in or other disposal at October 31, 2001, and are recorded at an estimated fair market value of $153,000.

8. In July 2001, two excimer laser manufacturers reported settling class action anti-trust cases for a total of $62.8 million. We expect that a portion of this settlement will be paid to LaserVision. As part of the ClearVision acquisition, we acquired ClearVision's rights to payments made under this settlement. LaserVision's and ClearVision's settlement claims have now been filed with the court. The amount to be received has not yet been determined, but is estimated to be less than $5 million for LaserVision and less than $2.5 million for ClearVision. Amounts received from the settlement by LaserVision will be recorded in the Statement of Operations when the amount and date of receipt are both determinable. Amounts received from the settlement with respect to ClearVision will be recorded by LaserVision as a reduction in goodwill when the amount and date of receipt are both determinable. We expect to record these payments during the first half of calendar 2002.

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

     The discussion set forth below analyzes certain factors and trends related to the financial results for the three and six month periods ended October 31, 2001 and 2000. This discussion should be read in conjunction with the related consolidated financial statements and notes to the consolidated financial statements.

ITEM 2.

(A) LIQUIDITY AND CAPITAL RESOURCES

During the six months ended October 31, 2001, cash and cash equivalents decreased 14% or $2.2 million to $13.6 million at October 31, 2001 from $15.7 million at April 30, 2001. Short-term investments maturing in less than one year decreased $6.9 million to $2.1 million at October 31, 2001 from $9.0 million at April 30, 2001. The ratio of current assets to current liabilities at October 31, 2001 was 1.43 to one, compared to 2.44 to one at April 30, 2001.

Cash Flows from Operating Activities

Net cash provided by operating activities decreased by $2.8 million to $4.4 million for the six months ended October 31, 2001 from $7.2 million for the six months ended October 31, 2000. The cash flows provided by operating activities during the six months ended October 31, 2001 primarily represented the net loss in this period offset by depreciation and amortization, the non-cash fixed asset impairment charge and the decrease in accounts receivable, less increases in inventory, prepaid expenses and other current assets and deferred taxes and decreases in accounts payable and accrued liabilities. The cash flows provided by operating activities during the six months ended October 31, 2000 primarily represent the net income in that period plus depreciation and amortization, the decrease in deferred income taxes, the minority interest in the income of subsidiaries, the decrease in accounts receivable and the increase in accounts payable less the decrease in accrued liabilities. Accounts receivable decreased during the six months ended October 31, 2001 due to lower revenue during September and October, 2001 compared to March and April, 2001 due to the decrease in the procedures performed during those months due primarily to the slow economy. The decrease in accounts payable is due to payment of $3.2 million of accounts payable assumed in the ClearVision acquisition. The significant decrease in current liabilities during the six months ended October 31, 2000 was due to payment of the contingent consideration to the former owners of Midwest Surgical Services, Inc.

Cash Flows from Investing Activities

Net cash used for investing activities decreased by $3.1 million to $2.4 million for the six months ended October 31, 2001 from $5.5 million for the six months ended October 31, 2000. Cash used for investing during the six months ended October 31, 2001 was used to acquire ClearVision, acquire equipment, and acquire deferred contract rights, partially offset by the net sale of short-term investments. Cash used for investing during the six months ended October 31, 2000 was used to acquire Southeast Medical, enter a long-term agreement with Minnesota Eye Consultants, enter into partnership agreements and to acquire equipment, partially offset by the net proceeds from the sale of short-term and common equity investments.

Cash Flows from Financing Activities

Net cash used for financing activities decreased by $1.3 million to $4.2 million for the six months ended October 31, 2001 from $5.5 million for the six months ended October 31, 2000. Cash used in financing activities during the six months ended October 31, 2001 was primarily used to make principal payments under capitalized lease obligations and notes payable and to pay down the line of credit. Cash used in financing activities during the six months ended October 31, 2000 was primarily used to purchase 289,800 shares of treasury stock, make principal payments under capitalized lease obligations and notes payable and to pay proceeds to minority shareholders.

Income Taxes

During the fourth quarter of fiscal 1999 LaserVision began recognizing deferred tax assets related to net operating loss (NOL) carryforwards. Based on expected future operating plans, at October 31, 2001, management has determined that the net deferred tax assets generated by operations will more likely than not be utilized to offset future taxes. For tax purposes, the tax benefit related to certain equity transactions that did not impact operating results, such as those arising from the exercise of non-qualified stock options and warrants, will be credited to shareholders' equity and serve to reduce the future taxes paid by LaserVision. In the future, LaserVision anticipates income tax expense to be approximately 38% of income before taxes. With the impact of the equity-related tax loss carryforwards, LaserVision expects its cash income tax rate to be about 6%.

Acquisitions

On August 27, 2001, LaserVision announced that it had entered into an Agreement and Plan of Merger with TLC Laser Eye Centers, Inc. ("TLC") which, subject to stockholder and regulatory approval, will result in each share of LaserVision's common stock being converted into the right to receive 0.95 shares of TLC common stock. In addition, the number of shares receivable upon exercise of each outstanding stock option and warrant to purchase shares of LaserVision common stock will be proportionately adjusted on the basis of the 0.95-to-1 ratio and become exercisable for shares of TLC common stock on the same material terms and conditions of the LaserVision option or warrant subject to exercise price adjustments described below. Additionally, immediately prior to the effective time of the merger, LaserVision will change the exercise price of outstanding stock options and warrants to purchase 2,109,825 shares of LaserVision common stock which would have an exercise price greater than $8.688 per share of TLC common stock after the merger to a price equivalent to $8.688 per share of TLC common stock. As the acquiring company, TLC expects to use the purchase method of accounting and to complete the transaction within the first calendar quarter of 2002. TLC is a Toronto-based operator of refractive laser centers in the U.S. and Canada and owns other smaller medical businesses.

On August 31, 2001, LaserVision acquired certain assets and liabilities of ClearVision Laser Centers, Inc., a privately held company in the refractive laser access business based in Lakewood, Colorado ("ClearVision"). LaserVision paid an aggregate of $4,882,000 in cash and issued 2,129,085 shares of restricted common stock (of which 750,000 shares are being held by an escrow agent pending resolution of the contractual purchase price adjustment provisions relating to acquired net liabilities and the retention of ClearVision doctors through November 30, 2001) for the net liabilities of ClearVision. The acquisition resulted in $13.1 million of goodwill, which includes $2.3 million of goodwill related to shares held in escrow pending the resolution of contingencies. ClearVision's results of operations are included with the LaserVision's results of operations for periods subsequent to August 31, 2001. During the quarter ended October 31, 2001, LaserVision paid approximately $3.2 million to ClearVision vendors to pay the accounts payable liabilities assumed in the transaction.

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

LaserVision is in compliance with all debt covenants related to its line of credit with LaSalle Bank.

(B) RESULTS OF OPERATIONS

     The following table breaks out revenue by source and includes certain profitability amounts as a percentage of revenue.

                                                                 THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                     OCTOBER 31,                        OCTOBER 31,
                                                            ----------------------------       ----------------------------
                                                                2001             2000              2001             2000
                                                            -----------      -----------       -----------      -----------
REVENUE
         North American refractive                          $15,839,000      $17,249,000       $35,183,000      $35,387,000
         Other refractive                                     1,019,000          788,000         1,939,000        1,669,000
         Cataract                                             5,552,000        3,620,000        10,599,000        6,838,000
                                                            -----------      -----------       -----------      -----------
TOTAL REVENUE                                                22,410,000       21,657,000        47,721,000       43,894,000
Gross profit                                                  4,740,000        6,057,000        13,008,000       13,095,000
         % of total revenue                                          21%              28%               27%              30%
Income (loss) from operations                                (3,059,000)         465,000        (2,584,000)       1,631,000
         % of total revenue                                         (14%)              2%               (5%)              4%
Net income (loss) before taxes                               (3,611,000)         719,000        (3,202,000)       2,582,000
         % of total revenue                                         (16%)              3%               (7%)              6%

Refractive and cataract revenue represents the income received for access to LaserVision's refractive lasers and cataract equipment and company-owned facilities. In most refractive locations where LaserVision provides laser access, the patient pays LaserVision's customer, usually an ophthalmologist or ophthalmic practice, directly and LaserVision's customer provides the facility and pays LaserVision a laser access fee. In five to seven refractive centers which are company-owned fixed site centers, LaserVision typically collects the entire fee, including the surgical fees, directly from the patient, provides the laser and the facility, and pays the surgeon who performs the surgery. For these locations, LaserVision's revenue and cost of revenues include the amounts LaserVision pays to surgeons for their professional medical services. In all locations where LaserVision provides cataract services, LaserVision's customer, usually a local hospital, pays LaserVision and collects from the patient or a third party insurer. Thus, for cataract services, there are no amounts for professional medical services in revenues or cost of revenues.

QUARTER ENDED OCTOBER 31, 2001 COMPARED TO QUARTER ENDED OCTOBER 31, 2000

LaserVision provided excimer laser access to approximately 366 sites throughout the U.S. during the quarter ended October 31, 2001. We are focused on establishing long-term relationships with our customers and providing value-added services through our affiliated practices model.

Revenues

Total revenue increased by 3%, or $0.7 million, to $22.4 million for the three months ended October 31, 2001 from $21.7 million for the three months ended October 31, 2000. Revenues for ClearVision for the two months ended October 31, 2001 totaled $1.9 million. In the future, as the operations of ClearVision and LaserVision are more fully integrated, it will not be practicable to provide segregated financial information. Total refractive procedures decreased by 8% to 28,115 for the three months ended October 31, 2001 from 30,516 for the three months ended October 31, 2000.

The increase in revenue was attributable to a $1.9 million increase in cataract revenue and a $0.2 million increase in other refractive revenue offset by a $1.4 million decrease in North American refractive revenue. The decrease in North American revenue was attributable to a decrease in the number of procedures performed by our eye surgeon customers in the U.S. The increase in cataract revenue was due to acquisitions and an increase in procedure volume.

Cost of Revenues/Gross Profit

Cost of revenues increased by 13%, or $2.1 million, to $17.7 million for the three months ended October 31, 2001 from $15.6 million for the three months ended October 31, 2000. This was primarily due to non-cash fixed asset impairment charges of $1.2 million, increased cataract expenses of $1.2 million, and increased salaries of $0.7 million, offset by decreased royalty fees of $0.7 million and decreased travel expense of $0.4 million. The fixed asset impairment charges related to an impairment in the net carrying value of certain unused and underutilized lasers. The increase in cataract expenses was a result of increased procedures. The decrease in royalties and travel services was primarily due to decreased refractive procedure volume.

Total gross profit decreased by 22%, or $1.4 million, to $4.7 million for the three months ended October 31, 2001 from $6.1 million for the three months ended October 31, 2000. The variable gross profit, excluding depreciation and fixed asset impairment charges, decreased by 2%, or $0.2 million, to $9.6 million for the three months ended October 31, 2001 from $9.8 million for the three months ended October 31, 2000. As a percentage of total revenue, total gross profit decreased to 21% from 28% for the three months ended October 31, 2001 and 2000, respectively. Excluding the fixed asset impairment charges, as a percentage of total revenue, total gross profit decreased to 26% from 28% for the three months ended October 31, 2001 and 2000, respectively. This decline was primarily due to a decline in the refractive procedure volume.

Operating Expenses

Selling, general and administrative expenses increased by 39%, or $2.2 million, to $7.8 million for the three months ended October 31, 2001 from $5.6 million for the three months ended October 31, 2000. This change was attributable to increases in general and administrative expenses of $1.7 million and increases in salaries and related expenses of $0.8 million, partially offset by decreases in depreciation and amortization of $0.2 million and decreases in selling and marketing expense of $0.1 million. The $1.7 million increase in general and administrative expenses was due to an increase in office expenses primarily related to the ClearVision acquisition and an increase in professional fees. Also, included in the general and administrative expenses for the quarter ended October 31, 2000 was a gain of $0.6 million on the sale of a non-current asset. The decrease in depreciation and amortization expenses was due to the early adoption of SFAS 142 effective May 1, 2001 which eliminated the requirement to amortize goodwill but instead requires goodwill to be expensed when impaired.

Income (loss) from Operations

The income (loss) from operations was a loss of $3.1 million for the three months ended October 31, 2001 compared to income of $0.5 million for the three months ended October 31, 2000. This was primarily related to decreased North American refractive profitability as a result of the decline in procedure volume.

Other Income (Expenses)

Lower interest income and costs of the pending merger with TLC primarily caused a decrease in other income (expense) to a net $552,000 of expense during the three months ended October 31, 2001 from a net $254,000 of income during the three months ended October 31, 2000.

Taxes

Income tax (expense) benefit changed from a tax expense of $270,000 for the three months ended October 31, 2000 to tax benefit of $1,150,000 for the three months ended October 31, 2001 reflecting the reduced profitability during the period.

SIX MONTHS ENDED OCTOBER 31, 2001 COMPARED TO SIX MONTHS ENDED OCTOBER 31, 2000

Revenues

Total revenue increased by 9%, or $3.8 million, to $47.7 million for the six months ended October 31, 2001 from $43.9 million for the six months ended October 31, 2000. Revenues for ClearVision for the two months ended October 31, 2001 totaled $1.9 million. In the future, as the operations of ClearVision and LaserVision are more fully integrated, it will not be practicable to provide segregated financial information. Total refractive procedures decreased by 1% to 62,200 for the six months ended October 31, 2001 from 62,760 for the six months ended October 31, 2000.

The increase in revenue was attributable to a $3.8 million increase in cataract revenue and a $0.3 million increase in other refractive revenue, offset by a $0.2 million decrease in North American refractive revenue. The increase in cataract revenue was due to acquisitions and an increase in procedure volume.

Cost of Revenues/Gross Profit

Cost of revenues increased by 13%, or $3.9 million, to $34.7 million for the six months ended October 31, 2001 from $30.8 million for the six months ended October 31, 2000. This was primarily due to non-cash fixed asset impairment charges of $1.2 million, an increase of $2.3 million in cataract expenses, and an increase of $1.2 million in salaries, partially offset by a $1.2 million decrease in royalty fees paid to laser manufacturers and a decrease of $0.9 million in travel expenses. The fixed asset impairment charges related to an impairment in the net carrying value of certain unused and underutilized lasers. The increase in cataract expenses was a result of increased procedures. The decrease in royalties and travel services was primarily due to decreased refractive procedure volume.

Total gross profit decreased by 1%, or $0.1 million, to $13.0 million for the six months ended October 31, 2001 from $13.1 million for the six months ended October 31, 2000. The variable gross profit, excluding depreciation and fixed asset impairment charges, increased by 1%, or $0.2 million, to $20.3 million for the three months ended October 31, 2001 from $20.1 million for the three months ended October 31, 2000. As a percentage of total revenue, total gross profit decreased to 27% from 30% for the three months ended October 31, 2001 and 2000, respectively. This decline was primarily due to a decline in the refractive procedure volume and a decline in the procedures per laser.

Operating Expenses

Selling, general and administrative expenses increased by 36%, or $4.1 million, to $15.6 million for the six months ended October 31, 2001 from $11.5 million for the six months ended October 31, 2000. The increase was attributable to increased general and administrative expenses of $2.5 million, salaries and related expenses of $1.5 million, increased selling and marketing expenses of $0.6 million and decreased depreciation and amortization of $0.4 million. The $2.5 million increase in general and administrative expenses was due to a $0.4 million increase in professional fees and a $0.7 million increase in office expenses. Also, included in general and administrative expenses for the six months ended October 31, 2000 was a gain of $0.6 million on the sale of a non-current asset. The decrease in depreciation and amortization expenses was due to the early adoption of SFAS 142 effective May 1, 2001 which eliminated the requirement to amortize goodwill but instead requires goodwill to be expensed when impaired.

Income from Operations

The income (loss) from operations decreased by $4.2 million to a loss of $2.6 million for the six months ended October 31, 2001 from income of $1.6 million for the six months ended October 31, 2000. This was primarily related to decreased North American refractive profitability.

Other Income (Expenses)

A one-time gain of $595,000 relative to the sale of an investment in common equity securities increased other income during the six months ended October 31, 2000. Excluding this one-time event, lower interest income and the costs of the pending merger primarily caused a $974,000 decrease in other income (expense) to a net $618,000 of expense during the six months ended October 31, 2001 from a net $356,000 of income during the six months ended October 31, 2000.

Taxes

Income tax (expense) benefit changed from a tax expense of $978,000 for the six months ended October 31, 2000 to tax benefit of $994,000 for the six months ended October 31, 2001 reflecting the reduced profitability during the period.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

     There has been no material change in the status of any litigation from that reported in the Form 10-Q for the period ended July 31, 2001, nor has any other material litigation been initiated.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     None

(b)  Reports on Form 8-K during the period covered by this report:

     On August 16, 2001 LaserVision filed a Form 8-K announcing the planned acquisition of certain assets and liabilities of ClearVision Laser Centers, Inc.

     On August 31, 2001 LaserVision filed a Form 8-K announcing the planned merger with TLC Laser Eye Centers, Inc.

     On September 7, 2001 LaserVision filed a Form 8-K announcing that the acquisition of certain assets and liabilities of ClearVision Laser Centers, Inc. was completed.

     On October 11, 2001 LaserVision filed an amendment on Form 8-K/A including additional financial information with respect to the acquisition of ClearVision Laser Centers, Inc.

                                   Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASER VISION CENTERS, INC.

\s\John J. Klobnak                                      December 17, 2001
-------------------------------------                -----------------------
John J. Klobnak                                               Date
Chairman of the Board and Chief Executive Officer



\s\B. Charles Bono, III                                 December 17, 2001
-------------------------------------                -----------------------
B. Charles Bono                                               Date
Chief Financial Officer and
Principal Accounting Officer