Form 10-Q
period 2002-01-31
LASER VISION CENTERS INC
filed 2002-03-18
CIK 861875

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


     X - QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(b) OF THE SECURITIES
    ---        EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                                JANUARY 31, 2002


                         Commission file number 1-10629
                                                -------

                           LASER VISION CENTERS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                          43-1530063
-------------------------------                        ---------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         identification number)



         540 Maryville Centre Dr., Suite 200, St. Louis, Missouri 63141
         --------------------------------------------------------------
                    (Address of principal executive offices)


                                  (314)434-6900
              ----------------------------------------------------
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

Common Stock outstanding as of March 2, 2002 - 27,891,234 shares

                           LASER VISION CENTERS, INC.
              FORM 10-Q FOR QUARTERLY PERIOD ENDED JANUARY 31, 2002
                                      INDEX

PART OR ITEM                                                                           PAGE
------------                                                                          ------
Part I. FINANCIAL INFORMATION

Item 1.  Interim Consolidated Financial Statements (unaudited)

         Consolidated Balance Sheet - January 31, 2002 and April 30, 2001............   3-4

         Consolidated Statement of Operations - Three months and
         nine months ended January 31, 2002 and 2001.................................     5

         Consolidated Statement of Cash Flow - Nine months
         ended January 31, 2002 and 2001.............................................   6-7

         Consolidated Statement of Changes in Stockholders' Equity -
         Nine months ended January 31, 2002..........................................     8

         Notes to Interim Consolidated Financial Statements..........................  9-14

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

         Liquidity and Capital Resources............................................. 15-17
         Results of Operations....................................................... 17-21

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................................    22

Item 6.  Exhibits and Reports on Form 8-K............................................    22

Signatures...........................................................................    22

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                           (UNAUDITED)
                                                           JANUARY 31,          April 30,
                                                              2002                2001
                                                         -------------       -------------
CURRENT ASSETS
    Cash and cash equivalents                            $  15,331,000       $  15,726,000
    Short-term investments                                   2,103,000           9,037,000
    Accounts receivable, net                                10,402,000          11,038,000
    Inventory                                                3,564,000           3,276,000
    Deferred tax asset                                       2,376,000           3,250,000
    Prepaid expenses and
      other current assets                                   1,668,000           1,614,000
                                                         -------------       -------------
        Total Current Assets                                35,444,000          43,941,000

EQUIPMENT
    Laser equipment                                         46,368,000          42,737,000
    Medical equipment                                       12,176,000           9,589,000
    Mobile equipment                                        14,943,000          13,126,000
    Furniture and fixtures                                   5,101,000           4,272,000
    Accumulated depreciation                               (40,919,000)        (32,689,000)
                                                         -------------       -------------
        Total Equipment, Net                                37,669,000          37,035,000

OTHER ASSETS
    Deferred tax asset                                       9,315,000           6,960,000
    Goodwill, net                                           37,526,000          21,433,000
    Receivable from minority interests, net                         --             319,000
    Deferred contract rights and other, net                 11,964,000          12,266,000
    Rent deposits and other, net                               524,000             438,000
                                                         -------------       -------------
        Total Other Assets                                  59,329,000          41,416,000
                                                         -------------       -------------
            Total Assets                                 $ 132,442,000       $ 122,392,000
                                                         =============       =============


See notes to interim consolidated financial statements.

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                       (UNAUDITED)
                                                                       JANUARY 31,          April 30,
                                                                           2002                2001
                                                                      -------------       -------------
CURRENT LIABILITIES
    Current portion of notes payable                                  $   7,590,000       $   5,537,000
    Current portion of capitalized
      lease obligations                                                   1,883,000           1,582,000
    Accounts payable                                                      6,879,000           5,407,000
    Accrued compensation                                                  1,223,000           1,652,000
    Other accrued liabilities                                             7,468,000           3,867,000
                                                                      -------------       -------------
        Total Current Liabilities                                        25,043,000          18,045,000

NON-CURRENT LIABILITIES

    Line of credit                                                        5,503,000           4,031,000
    Notes payable                                                         1,078,000           2,670,000
    Capitalized lease obligations                                         2,693,000           3,662,000
                                                                      -------------       -------------
        Total Non-Current Liabilities                                     9,274,000          10,363,000

MINORITY INTERESTS                                                        1,128,000           1,030,000

COMMITMENTS AND CONTINGENCIES (NOTE 6, 8 AND 9)

STOCKHOLDERS' EQUITY
    Common stock, par value of $.01 per share, 50,000,000 shares authorized; 28,019,450 and 25,890,365 shares issued
       and outstanding, respectively                                        280,000             259,000
    Warrants and options                                                  1,144,000           1,119,000
    Paid-in capital                                                     117,546,000         110,924,000
    Treasury stock at cost                                                 (249,000)           (355,000)
    Accumulated deficit                                                 (21,724,000)        (18,993,000)
                                                                      -------------       -------------
        Total Stockholders' Equity                                       96,997,000          92,954,000
                                                                      -------------       -------------
        Total Liabilities and Stockholders' Equity                    $ 132,442,000       $ 122,392,000
                                                                      =============       =============


See notes to interim consolidated financial statements

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                                 Three Month Period               Nine Month Period
                                                                  Ended January 31,               Ended January 31,
                                                            ----------------------------    ----------------------------
                                                                2002            2001            2002            2001
                                                            ------------    ------------    ------------    ------------
REVENUES                                                    $ 25,207,000    $ 25,323,000    $ 72,928,000    $ 69,217,000
COST OF REVENUES
  Royalty fees and professional
      medical services                                         5,649,000       6,004,000      15,309,000      16,725,000
  Depreciation and amortization                                3,740,000       3,915,000      11,028,000      10,903,000
  Cost of revenues, other                                      8,190,000       7,066,000      24,787,000      20,156,000
  Fixed asset impairment charges (Note 7)                             --              --       1,168,000              --
                                                            ------------    ------------    ------------    ------------
      GROSS PROFIT                                             7,628,000       8,338,000      20,636,000      21,433,000
Selling, general and administrative expenses                   7,766,000       9,541,000      23,358,000      21,005,000
                                                            ------------    ------------    ------------    ------------
      INCOME (LOSS) FROM OPERATIONS                             (138,000)     (1,203,000)     (2,722,000)        428,000

Other income (expenses)
   Minority interests in net income (loss), net                 (394,000)        (94,000)       (607,000)       (574,000)
   Pending merger costs (Note 2)                                (148,000)             --        (561,000)             --
   Interest and other income                                     151,000         467,000         595,000       1,861,000
   Gain on sale of equity investment                                  --              --              --         595,000
   Interest and other expense                                   (208,000)       (256,000)       (644,000)       (814,000)
                                                            ------------    ------------    ------------    ------------
      INCOME (LOSS) BEFORE TAXES                                (737,000)     (1,086,000)     (3,939,000)      1,496,000
Income tax benefit (expense)                                     190,000          33,000       1,184,000        (945,000)
                                                            ------------    ------------    ------------    ------------
      NET INCOME (LOSS)                                         (547,000)     (1,053,000)     (2,755,000)        551,000
Deemed preferred dividends                                            --         (50,000)             --        (159,000)
                                                            ------------    ------------    ------------    ------------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS         $   (547,000)   $ (1,103,000)   $ (2,755,000)   $    392,000
                                                            ============    ============    ============    ============
      Net Income (Loss) per Share - Basic                   $      (0.02)   $      (0.05)   $      (0.10)   $       0.02
                                                            ============    ============    ============    ============
      NET INCOME (LOSS) PER SHARE - DILUTED                 $      (0.02)   $      (0.05)   $      (0.10)   $       0.02
                                                            ============    ============    ============    ============
Weighted average number of
   common shares outstanding - basic                          27,124,000      23,484,000      26,437,000      23,870,000
                                                            ============    ============    ============    ============
Weighted average number of
  common shares outstanding - diluted                         27,124,000      23,484,000      26,437,000      24,049,000
                                                            ============    ============    ============    ============


See notes to interim consolidated financial statements.

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)

                                                                      Nine Month Period
                                                                       Ended January 31,
                                                               -------------------------------
                                                                   2002               2001
                                                               ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                           $ (2,755,000)      $    551,000
   Adjustments to reconcile net income (loss) to
         net cash provided by operating activities:
            Depreciation and amortization                        11,582,000         12,130,000
            Fixed asset impairment                                1,168,000
            Deferred income taxes                                (1,481,000)           841,000
            Compensation paid in common stock,
               options or warrants                                  185,000            227,000
            Minority interest in net income of subsidiary           607,000            574,000
         Changes in assets and liabilities, net of effect
            of ClearVision acquisition:
            Decrease (increase) in accounts receivable              762,000           (666,000)
            Increase in inventory                                   (34,000)          (717,000)
            Decrease (increase) in prepaid expenses
                and other current assets                            175,000           (966,000)
            (Decrease) increase in accounts payable              (1,775,000)         1,533,000
            Decrease in accrued liabilities                      (1,315,000)        (3,656,000)
                                                               ------------       ------------
Net cash provided by operating activities                         7,119,000          9,851,000
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of short-term investments                            (1,000,000)       (58,683,000)
   Sale of short-term investments                                 7,934,000         80,444,000
   Sale of investment in common equity securities                        --          2,494,000
   Acquisition of equipment                                      (2,797,000)       (11,900,000)
   Contributions from minority interests                            179,000             40,000
   Acquisition of deferred contract rights                       (1,785,000)                --
   Business acquisitions and partnership investments,
      net of cash acquired, and other                            (5,942,000)       (19,018,000)
                                                               ------------       ------------
Net cash used in investing activities                            (3,411,000)        (6,623,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock                                               --         (2,994,000)
Proceeds from employee stock purchase plan                          130,000            203,000
Principal payments under capitalized
   lease obligations and notes payable                           (5,336,000)        (5,861,000)
Proceeds from line of credit                                      1,472,000          2,000,000
Proceeds paid to minority shareholders                             (369,000)          (859,000)
                                                               ------------       ------------
Net cash used in financing activities                            (4,103,000)        (7,511,000)
                                                               ------------       ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                          (395,000)        (4,283,000)
Cash and cash equivalents at beginning of period                 15,726,000         17,702,000
                                                               ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 15,331,000       $ 13,419,000
                                                               ============       ============


See notes to interim consolidated financial statements.

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)

                                                                Nine Month Period
                                                                Ended January 31,
                                                            --------------------------
                                                               2002            2001
                                                            ----------      ----------
Non-cash investing and financing:
   Capital lease obligations and notes payable
     related to laser and equipment purchases               $3,772,000      $4,195,000
   Accrued earnout related to cataract segment              $1,872,000
   Conversion of preferred stock and
     deemed preferred dividends to common stock                     --       1,710,000
   Deemed preferred dividends                                       --         159,000

On August 31, 2001, LaserVision acquired certain assets and liabilities of ClearVision Laser Centers, Inc. ("ClearVision") for an aggregate of $4,882,000 in cash and issued 2,129,085 shares of restricted stock of which 750,000 shares are being held by an escrow agent pending resolution of contractual purchase price adjustments with respect to the acquired net liabilities and the retention of ClearVision doctors through November 30, 2001. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired      $ 18,872,000
Cash and stock paid                 (11,525,000)
                                   ------------
Liabilities assumed                $  7,347,000
                                   ============



See notes to interim consolidated financial statements.

LASER VISION CENTERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY (UNAUDITED)


                                        Common Stock
                                       $.01 Par Value                                     Warrants                     Total
                                ---------------------------    Paid-in        Treasury      and       Accumulated  Shareholders'
                                  Shares         Amount        Capital         Stock      Options       Deficit       Equity
                                ------------   ------------  ------------   -----------  ----------  ------------- -------------
Balance-April 30, 2001          25,890,365     $   259,000   $110,924,000   $ (355,000)  $1,119,000  $(18,993,000)  $92,954,000
Shares issued for ClearVision    2,129,085          21,000      6,622,000                                             6,643,000
Warrants and options issued                                                                  25,000                      25,000
Shares issued to employee
 benefit plan                                                                  106,000                     24,000       130,000
Net loss for the
 nine month period
 ended January 31, 2002                                                                                (2,755,000)   (2,755,000)
                                ----------     -----------   ------------   ----------   ----------  ------------   -----------
Balance-January 31, 2002        28,019,450     $   280,000   $117,546,000   $ (249,000)  $1,144,000  $(21,724,000)  $96,997,000
                                ==========     ===========   ============   ==========   ==========  ============   ===========


See notes to interim consolidated financial statements.

                   LASER VISION CENTERS, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 31, 2002
                                   (Unaudited)

1. The information contained in the interim consolidated financial statements and footnotes is condensed from that which would appear in the annual consolidated financial statements. Accordingly, the interim consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K for the fiscal year ended April 30, 2001 filed by Laser Vision Centers, Inc. ("LaserVision") with the Securities and Exchange Commission. The unaudited interim consolidated financial statements as of January 31, 2002, and for the three and nine month periods ended January 31, 2002 and 2001, are unaudited, but include all normal recurring adjustments which management considers necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for the entire fiscal year ending April 30, 2002. The interim consolidated financial statements include the accounts and transactions of LaserVision and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

2. On August 27, 2001, LaserVision announced that it had entered into an Agreement and Plan of Merger with TLC Laser Eye Centers, Inc. ("TLC") which, subject to stockholder approval, will result in each share of LaserVision's common stock being converted into the right to receive 0.95 shares of TLC common stock. In addition, the number of shares receivable upon exercise of each outstanding stock option and warrant to purchase shares of LaserVision common stock will be proportionately adjusted on the basis of the 0.95-to-1 ratio and become exercisable for shares of TLC common stock on the same material terms and conditions of the LaserVision option or warrant, subject to the adjusting of the respective exercise price described below. Additionally, immediately prior to the effective time of the merger, LaserVision will change the exercise price of approximately 2,109,825 outstanding stock options and warrants of LaserVision which would have an exercise price greater than $8.688 per share of TLC common stock after the merger to a price equivalent to $8.688 per share of TLC common stock. As the acquiring company, TLC expects to use the purchase method of accounting and to complete the transaction by April 30, 2002. TLC is a Toronto-based operator of refractive laser centers in the U.S. and Canada and owns other smaller medical businesses. On the accompanying Statement of Operations, the $561,000 of legal, accounting and investment banking costs related to the TLC transaction and incurred through January 31, 2002 are reported as "Pending merger costs."

3. The net income (loss) per share was computed as described below using the "Weighted average number of common shares outstanding - basic" during each period. The 750,000 outstanding shares of common stock which were issued during the quarter ended October 31, 2001 and are being held by an escrow agent in connection with the ClearVision acquisition have been excluded.

     "Weighted average number of common shares outstanding - diluted" for the three- and nine-month periods ended January 31, 2002 excludes the effects of outstanding warrants and options because they are anti-dilutive. As of February 1, 2002, warrants and options to purchase 7.7 million shares were outstanding with an average exercise price of approximately $7.65 each, including warrants and options to purchase 1.3 million shares with exercise prices below $3.00 per share and an average exercise price of approximately $1.94 each. Diluted per share calculations follow:

                                                 Three Month Period                 Nine Month Period
                                                  Ended January 31,                 Ended January 31,
                                            -----------------------------     -----------------------------
                                                 2002            2001             2002             2001
                                            ------------     ------------     ------------     ------------
Net income (loss)                           $   (547,000)    $ (1,053,000)    $ (2,755,000)    $    551,000
Deemed preferred dividends                            --          (50,000)              --         (159,000)
                                            ------------     ------------     ------------     ------------
  Net income (loss) applicable to
    common stockholders                     $   (547,000)    $ (1,103,000)    $ (2,755,000)    $    392,000

Average number of common
 shares outstanding                           27,874,000       23,484,000       26,854,000       23,870,000
Less average number of escrowed
 common shares outstanding                      (750,000)              --         (417,000)              --
                                            ------------     ------------     ------------     ------------

Weighted average number of
 common shares outstanding-basic              27,124,000       23,484,000       26,437,000       23,870,000
Dilutive securities
   Warrants and options                               --               --               --          179,000
                                            ------------     ------------     ------------     ------------
Weighted average number of
  common shares outstanding-diluted           27,124,000       23,484,000       26,437,000       24,049,000
Net income (loss) per share - diluted       $      (0.02)    $      (0.05)    $      (0.10)    $       0.02



4. The table below presents information about net income (loss) and segment assets used by the chief operating decision maker of LaserVision for the periods ended January 31, 2002 and 2001:

                                       North American       Other
                                         Refractive      Refractive       Cataract     Reconciling        TOTAL
                                       --------------   -----------     -----------    -----------     ------------
THREE MONTHS ENDED JANUARY 31, 2002

REVENUE                                $ 19,659,000     $   810,000     $ 4,738,000    $        --     $ 25,207,000
Interest and other income                                                                   151,000         151,000
Interest and other expense                                                                 (208,000)       (208,000)
Income tax benefit                                                                          190,000         190,000
NET INCOME (LOSS)                           667,000          46,000         477,000      (1,737,000)       (547,000)

                                       North American       Other
                                         Refractive      Refractive       Cataract     Reconciling        TOTAL
                                       --------------   -----------     -----------    -----------     ------------


Three months ended January 31, 2001

Revenue                                  20,787,000     $   643,000     $ 3,893,000              --      25,323,000
Interest and other income                                                                   467,000         467,000
Interest and other expense                                                                 (256,000)       (256,000)
Income tax benefit                                                                           33,000          33,000
Net income (loss)                         1,721,000          22,000         118,000     (2,914,000)      (1,053,000)

NINE MONTHS ENDED JANUARY 31, 2002

REVENUE                                  54,842,000       2,749,000      15,337,000             --       72,928,000
Interest and other income                                                                   595,000         595,000
Interest and other expense                                                                 (644,000)       (644,000)
Income tax benefit                                                                        1,184,000       1,184,000
NET INCOME (LOSS)                      $   (591,000)    $   351,000     $ 2,280,000    $(4,795,000)    $ (2,755,000)

Nine months ended January 31, 2001

Revenue                                  56,174,000       2,312,000      10,731,000             --       69,217,000
Interest and other income                                                                 1,861,000       1,861,000
Interest and other expense                                                                 (814,000)       (814,000)
Income tax expense                                                                         (945,000)       (945,000)
Net income                             $  3,488,000     $   233,000     $   890,000    $(4,060,000)    $    551,000

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

     LaserVision did not amortize goodwill during the nine months ended January 31, 2002. A reconciliation of reported net income (loss) to adjusted net income (loss) and earnings (loss) per share reflecting retroactive adoption of SFAS 142 in the three and nine month periods ended January 31, 2001 is provided below.

                                              Three months ended            Nine months ended
                                                 January 31,                    January 31,
                                          -------------------------     --------------------------
                                             2002          2001             2002           2001
                                          ---------     -----------     -----------     ----------
Reported net income (loss) applicable
  to common stockholders                  $(547,000)    $(1,103,000)    $(2,755,000)    $  392,000
Add back goodwill amortization,
    net of taxes                                 --         291,000              --        756,000
                                          ---------     -----------     -----------     ----------
Adjusted net income (loss)                $(547,000)    $  (812,000)    $(2,755,000)    $1,148,000
                                          =========     ===========     ===========     ==========


Basic earnings (loss) per share:
    Reported earnings (loss) per share    $   (0.02)    $     (0.05)    $     (0.10)    $     0.02
    Earnings per share -
      goodwill amortization                      --            0.02              --           0.03
                                          ---------     -----------     -----------     ----------
    Adjusted earnings (loss) per share    $   (0.02)    $     (0.03)    $     (0.10)    $     0.05
                                          =========     ===========     ===========     ==========

Diluted earnings per share:
    Reported earnings (loss) per share    $   (0.02)    $     (0.05)    $     (0.10)    $     0.02
    Earnings per share -
      goodwill amortization                      --            0.02              --           0.03
                                          ---------     -----------     -----------     ----------
    Adjusted earnings (loss) per share    $   (0.02)    $     (0.03)    $     (0.10)    $     0.05
                                          =========     ===========     ===========     ==========

6. On August 31, 2001, LaserVision acquired certain assets and liabilities of ClearVision, a privately held company in the refractive laser access business based in Lakewood, Colorado. LaserVision paid an aggregate of $4,882,000 in cash and issued 2,129,085 shares of restricted common stock (of which 750,000 shares are being held by an escrow agent pending resolution of contractual adjustment provisions with respect to the acquired net liabilities and the retention of ClearVision doctors through November 30, 2001) for the net liabilities of ClearVision. The acquisition resulted in $13.1 million of goodwill, which includes $2.3 million of goodwill related to shares of LaserVision common stock held in escrow pending the resolution of contractual purchase price adjustments. ClearVision's results of operations are included with the LaserVision's results of operations for periods subsequent to August 31, 2001. During the quarter ended October 31, 2001, LaserVision paid approximately $3.2 million to ClearVision vendors to pay the accounts payable liabilities assumed in the transaction. The purchase price has been allocated as follows:

            Current assets                        $   641,000
            Equipment                               4,898,000
            Goodwill                               13,126,000

            Other                                     104,000
            Accounts payable                       (3,247,000)
            Accrued liabilities                    (2,640,000)
            Notes and lease liabilities            (1,357,000)
                                                  -----------
            Total                                 $11,525,000
                                                  ===========

     The unaudited pro forma LaserVision results from operations assuming the ClearVision acquisition were consummated as of May 1, 2001 are as follows:

                                        Nine months ended
                                        January 31, 2002
                                        -----------------
Revenue                                  $ 79,168,000
Net loss                                   (3,302,000)
Loss per share -
  basic and diluted                            $(0.12)

     Pro forma revenue and net loss for the nine month period ended January 31, 2002 includes the activity of ClearVision for the four month period ended August 31, 2001. Pro forma adjustments were made to depreciation, interest and tax expense totaling $1,362,000 for the nine month period ended January 31, 2002 were made.

7. In accordance with LaserVision's stated policy on impairments of long-lived assets, during the quarter ended October 31, 2001, we recorded a $1,168,000 non-cash charge to cost of revenues related to an impairment in the net carrying value of certain unused and underutilized lasers. The lasers are essentially being held for sale, trade-in or other disposal at January 31, 2002, and are recorded at an estimated fair market value of $143,000.


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

9. LaserVision provides access to excimer lasers and related services to eye doctors and provides a variety of other services to eye doctors in connection with eye surgery procedures. Under LaserVision's laser access contracts with individual eye doctors, LaserVision may provide eye surgeons with the services of a laser operator/technician, laser maintenance and other value-added services. The laws of various states in which LaserVision operates typically exempt from sales and use taxation activities which constitute a service. LaserVision has historically taken the position that, among other things, services which we provide to the eye doctor are integral to the surgical procedures provided by the eye doctor and, therefore, constitute a service exempt from sales and use taxation.

     Of the 48 states in which LaserVision conducts operations, LaserVision is aware of a total of six states which have asserted that its laser access arrangements with eye doctors do not constitute a service exempt from sales and use taxation. Tax authorities in these states have indicated that they consider the substance of the transaction between the eye doctor and LaserVision to be the eye doctor's access to the laser, not the other services provided by LaserVision. As such, they have indicated that they consider the arrangement to be a taxable lease or rental of equipment rather than an exempt service. One of these states performed an initial review and determined that no further action or assertion of tax was necessary. Three other states have assessed sales and use taxes on LaserVision's customers, but have not assessed any taxes on LaserVision. Tax authorities in the remaining two states have contacted LaserVision and issued proposed adjustments for the period from 1995 through 2000 in the aggregate amount of approximately $1.3 million. LaserVision has objected to the proposed assessments and is engaged in discussions with the respective state tax authorities. In addition to the six states listed above, tax authorities in one other state have contacted LaserVision and have scheduled a sales and use tax audit during the quarter ended April 30, 2002. LaserVision cannot yet predict the outcome of these assessments or similar actions, if any, which may be undertaken by other state tax authorities.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Except for historical information, statements relating to LaserVision's plan, objectives and future performance are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations. Because of the various risks and uncertainties disclosed herein and in LaserVision's Annual Report on Form 10-K for the year ended April 30, 2001 and in its definitive proxy statement with respect LaserVision's proposed merger with TLC Laser Eye Centers, Inc., actual strategies and results in future periods may differ materially from those currently expected.

     The discussion set forth below analyzes certain factors and trends related to the financial results for the three- and nine-month periods ended January 31, 2002 and 2001. This discussion should be read in conjunction with the related consolidated financial statements and notes to the consolidated financial statements.

(A)  LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended January 31, 2002, cash and cash equivalents decreased 3%, or $0.4 million, to $15.3 million at January 31, 2002 from $15.7 million at April 30, 2001. Short-term investments maturing in less than one year decreased $6.9 million to $2.1 million at January 31, 2002 from $9.0 million at April 30, 2001. The ratio of current assets to current liabilities at January 31, 2001 was 1.42 to one, compared to 2.44 to one at April 30, 2001.

Cash Flows from Operating Activities

Net cash provided by operating activities decreased by $2.8 million to $7.1 million for the nine months ended January 31, 2002 from $9.9 million for the nine months ended January 31, 2001. The $2.8 million decrease in cash provided by operating activities is primarily related to reduced North American refractive profitability. The cash flows provided by operating activities during the nine months ended January 31, 2002 primarily represented the net loss in this period, offset by depreciation and amortization, the non-cash fixed asset impairment, and a decrease in accounts receivable, less increases in deferred taxes and decreases in current liabilities. The cash flows provided by operating activities during the nine months ended January 31, 2001 primarily represent the net income in that period plus depreciation and amortization, the decrease in deferred income taxes, the minority interest in the income of subsidiaries and the increase in accounts payable, less the decrease in accrued liabilities, the increase in prepaid expenses and other current assets, the increase in accounts receivable and the increase in inventory.

Cash Flows from Investing Activities

Net cash used for investing activities decreased by $3.2 million to $3.4 million for the nine months ended January 31, 2002 from $6.6 million for the nine months ended January 31, 2001. Cash used for investing during the nine months ended January 31, 2002 was used to acquire ClearVision, acquire deferred contract rights and acquire equipment partially offset by the net sale of short-term investments. Cash used for investing during the nine months ended January 31, 2001 was used to acquire Southeast Medical, OR Providers, Valley Laser Eye Center, enter a long-term agreement with Minnesota Eye Consultants, enter into partnership agreements and to acquire equipment partially offset by the net proceeds from the sale of short-term and common equity investments.

Cash Flows from Financing Activities

Net cash used for financing activities decreased by $3.4 million to $4.1 million for the nine months ended January 31, 2002 from $7.5 million for the nine months ended January 31, 2001. Cash used in financing activities during the nine months ended January 31, 2002 was primarily used to make principal payments under capitalized lease obligations and notes payable offset by proceeds from the line of credit. Cash used in financing activities during the nine months ended January 31, 2001 was primarily used to purchase 1,157,443 shares of treasury stock, make principal payments under capitalized lease obligations and notes payable and to pay proceeds to minority shareholders, partially offset by proceeds from the line of credit.

Income Taxes

During the fourth quarter of fiscal 1999 LaserVision began recognizing deferred tax assets related to net operating loss carryforwards. Based on expected future operating plans, at January 31, 2002, management has determined that the net deferred tax assets generated by operations will more likely than not be utilized to offset future taxes. For tax purposes, the tax benefit related to certain equity transactions that did not impact operating results, such as those arising from the exercise of non-qualified stock options and warrants, will be credited to shareholders' equity and serve to reduce the future taxes paid by LaserVision.

Merger and Acquisition

On August 27, 2001, LaserVision announced that it had entered into an Agreement and Plan of Merger with TLC which, subject to stockholder approval, will result in each share of LaserVision's common stock being converted into the right to receive 0.95 shares of TLC common stock. In addition, the number of shares receivable upon exercise of each outstanding stock option and warrant to purchase shares of LaserVision common stock will be proportionately adjusted on the basis of the 0.95-to-1 ratio and become exercisable for shares of TLC common stock on the same material terms and conditions of the LaserVision option or warrant subject to exercise price adjustments described below. Additionally, immediately prior to the effective time of the merger, LaserVision will change the exercise price of outstanding stock options and warrants to purchase 2,109,825 shares of LaserVision common stock which would have an exercise price greater than $8.688 per share of TLC common stock after the merger to a price equivalent to $8.688 per share of TLC common stock. As the acquiring company, TLC expects to use the purchase method of accounting and to complete the transaction during April 2002. TLC is a Toronto-based operator of refractive laser centers in the U.S. and Canada and owns other smaller medical businesses.

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

Overview

LaserVision expects to continue to fund future operations from cash generated by operations, vendor financing, its line of credit with LaSalle Bank, the proceeds from the exercise of options and warrants, and the remaining proceeds from the public stock offering completed in May 1999. We believe this will be sufficient to fund our expected cash needs as described below for the next twelve months, exclusive of any acquisitions.

LaserVision is in compliance with all debt covenants related to its line of credit with LaSalle Bank.


(B)      RESULTS OF OPERATIONS

     The following table breaks out revenue by source and includes certain operating results as a percentage of revenue.

                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                            JANUARY 31,                         JANUARY 31,
                                  ------------------------------      -----------------------------
                                      2002              2001              2002             2001
                                  ------------      ------------      ------------      -----------
REVENUE
   North American refractive      $ 19,659,000      $ 20,787,000      $ 54,842,000      $56,174,000
   Other refractive                    810,000           643,000         2,749,000        2,312,000
   Cataract                          4,738,000         3,893,000        15,337,000       10,731,000
                                  ------------      ------------      ------------      -----------
TOTAL REVENUE                       25,207,000        25,323,000        72,928,000       69,217,000
Gross profit                         7,628,000         8,338,000        20,636,000       21,433,000
   % of total revenue                       30%               33%               28%              31%
Income (loss) from operations         (138,000)       (1,203,000)       (2,722,000)         428,000
   % of total revenue                       (1%)              (5%)              (4%)              1%
Net income (loss) before taxes        (737,000)       (1,086,000)       (3,939,000)       1,496,000
   % of total revenue                       (3%)              (4%)              (5%)              2%


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

QUARTER ENDED JANUARY 31, 2002 COMPARED TO QUARTER ENDED JANUARY 31, 2001

LaserVision provided excimer laser access to approximately 350 sites throughout the U.S. during the quarter ended January 31, 2002. We are focused on establishing long-term relationships with our customers and providing value-added services through our affiliated practices models.

Revenues

Total revenue decreased by less than 1%, or $0.1 million, to $25.2 million for the three months ended January 31, 2002 from $25.3 million for the three months ended January 31, 2001. Total refractive procedures decreased by 4% to 35,504 for the three months ended January 31, 2002 from 37,031 for the three months ended January 31, 2001.

The decrease in revenue was attributable to a $1.1 million decrease in North American refractive revenue, partially offset by a $0.8 million increase in cataract revenue and a $0.2 increase in other refractive revenue. The decrease in North American revenue was attributable to a decrease in the number of procedures performed by our eye surgeon customers in the U.S. The increase in cataract revenue was due to the acquisitions which occurred during the prior year that were not completed for the entire quarter ended January 31, 2001 and an increase in procedure volume.

Cost of Revenues/Gross Profit

Cost of revenues increased by 3%, or $0.6 million, to $17.6 million for the three months ended January 31, 2002 from $17.0 million for the three months ended Janaury 31, 2001. This was primarily due to an increase of $0.6 million in field operations salaries and an increase of $0.7 million of costs related to the cataract business offset by a $0.4 million decrease in field operations travel expenses and a decrease of $0.3 in royalty fees.

Total gross profit decreased by 9%, or $0.7 million, to $7.6 million for the three months ended January 31, 2002 from $8.3 million for the three months ended January 31, 2001. The variable gross profit, excluding depreciation, decreased by 7%, or $0.9 million, to $11.4 million for the three months ended January 31, 2002 from $12.3 million for the three months ended January 31, 2001. As a percentage of total revenue, total gross profit decreased to 30% from 33% for the three months ended January 31, 2002 and 2001, respectively, due to decreased refractive procedure volume.

Operating Expenses

Selling, general and administrative expenses decreased by 19%, or $1.7 million, to $7.8 million for the three months ended January 31, 2002 from $9.5 million for the three months ended January 31, 2001. This was attributable to $1.95 million of expenses related to a previously reported settlement with the FDA recorded during the quarter ended January 31, 2001, decreases in selling and marketing expenses of $0.4 million, decreases in salaries and related expenses of $0.1 million, and decreases in depreciation and amortization of $0.2 million, offset by increases in general and administrative expenses of $1.0 million. The decrease in depreciation and amortization expenses was due to the early adoption of SFAS 142 effective May 1, 2001 which eliminated the requirement to amortize goodwill but instead requires goodwill to be expensed when impaired.

Income (Loss) from Operations

The loss from operations decreased by $1.1 million to $0.1 million for the three months ended January 31, 2002 from $1.2 million for the three months ended January 31, 2001. Excluding the FDA settlement, the income (loss) from operations changed from income of $0.7 million for the three months ended January 31, 2001 to a loss from operations of $0.1 million. This was primarily due to decreased North American profitability on lower procedure volumes.

Other Income (Expenses)

Lower interest income, higher minority interests in net income (loss), net, and costs of the pending merger with TLC primarily caused a $716,000 decrease in other income (expense) to a net $599,000 of expense during the three months ended January 31, 2002 from a net $117,000 of income during the three months ended January 31, 2001.

Taxes

Income tax benefit increased from $33,000 for the three months ended January 31, 2001 to $190,000 for the three months ended January 31, 2002 as a result of the taxable loss for the three months ended January 31, 2002.

NINE MONTHS ENDED JANUARY 31, 2002 COMPARED TO NINE MONTHS ENDED JANUARY 31,
2001

Revenues

Total revenue increased by 5%, or $3.7 million, to $72.9 million for the nine months ended January 31, 2002 from $69.2 million for the nine months ended January 31, 2001. Total refractive procedures decreased by 2% to 97,708 for the nine months ended January 31, 2002 from 99,790 for the nine months ended January 31, 2001.

The increase in revenue was attributable to a $4.6 million increase in cataract revenue and a $0.4 million increase in other refractive revenue partially offset by a $1.3 million decrease in North American refractive revenue. The increase in cataract revenue is due to acquisitions in the prior year and an increase in procedure volume. The decrease in North American refractive revenue was due to a decrease in refractive procedure volume.

Cost of Revenues/Gross Profit

Cost of revenues increased by 9%, or $4.5 million, to $52.3 million for the nine months ended January 31, 2002 from $47.8 million for the nine months ended January 31, 2001. This was primarily due to an increase of $1.8 million in field operations salaries, an increase of $3.0 million of costs related to the cataract business, an increase of $0.6 million in miscellaneous costs of revenue, and the $1.2 million fixed asset impairment, offset by a $1.3 million decrease in field operations travel and a $1.4 million decrease in royalty fees paid to laser manufacturers. The increase in field operations salaries is due to the ClearVision acquisition, the increase in costs related to cataract business is due to the increased cataract procedures, and the decreased royalty expense is due to the decreased refractive procedures, and laser lease arrangements which do not include a separate royalty fee.

Total gross profit decreased by 4%, or $0.8 million to $20.6 million for the nine months ended January 31, 2002 from $21.4 million for the nine months ended January 31, 2001. The variable gross profit, excluding depreciation, increased by 2%, or $0.5 million, to $32.8 million for the nine months ended January 31, 2002 from $32.3 million for the nine months ended January 31, 2001. As a percentage of total revenue, total gross profit decreased to 28% from 31% for the nine months ended January 31, 2002 and 2001, respectively, due to decreased refractive procedure volume.

Operating Expenses

Selling, general and administrative expenses increased by 11%, or $2.4 million, to $23.4 million for the nine months ended January 31, 2002 from $21.0 million for the nine months ended January 31, 2001. The increase was attributed to increased salaries and related expenses of $1.3 million, increased selling and marketing expenses of $0.2 million, increased general and administrative expenses of $3.5 million offset by the $2.1 million of expenses related to a previously reported settlement with the FDA recorded during the nine months ended January 31, 2001 and decreased depreciation and amortization of $0.7 million. The $3.5 million increase in general and administrative expenses was due to a $0.6 million increase in professional fees, a $0.8 million increase in taxes and insurance and a $1.2 million increase in office expenses. The increase in salaries and related expenses is due to increased employees as a result of the ClearVision acquisition. The decrease in depreciation and amortization expenses was due to the early adoption of SFAS 142 effective May 1, 2001 which eliminated the requirement to amortize goodwill but instead requires goodwill to be expensed when impaired.

Income (loss) from Operations

The income (loss) from operations decreased by $3.1 million to a $2.7 million loss from operations for the nine months ended January 31, 2002 from income from operations of $0.4 million for the nine months ended January 31, 2001. This was primarily related to decreased North American Refractive profitability.

Other Income (Expenses)

A one-time gain of $595,000 relative to the sale of an investment in common equity securities increased other income during the nine months ended January 31, 2001. Excluding this one-time event, costs of the pending merger and lower interest income primarily caused a $1.7 million decrease in other income to a net $1.2 million of expense during the nine months ended January 31, 2002 from a net $0.5 million of income during the nine months ended January 31, 2001.

Taxes

Income tax (expense) benefit changed from a tax expense of $945,000 for the nine months ended January 31, 2001 to tax benefit of $1.2 million for the nine months ended January 31, 2002 as a result of the taxable loss for the nine months ended January 31, 2002.

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings

     There has been no material change in the status of any litigation from that reported in the Form 10-Q for the period ended October 31, 2002, nor has any other material litigation been initiated.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

     None

     (b) Reports on Form 8-K during the period covered by this report:

     On December 27, 2001, the Registrant filed a report on Form 8-K regarding the extension of the termination date for the merger with TLC Laser Eye Centers from December 31, 2001 to March 31, 2002.



                                   Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASER VISION CENTERS, INC.


/s/ John J. Klobnak                                         March 18, 2002
----------------------------                             -------------------
John J. Klobnak                                                  Date
Chairman of the Board and
Chief Executive Officer



/s/ B. Charles Bono, III                                    March 18, 2002
----------------------------                             -------------------
B. Charles Bono                                                  Date
Chief Financial Officer and
Principal Accounting Officer